Form 10-K
period 2010-12-31
Zenitech Corp
filed 2011-03-14
CIK 1501225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission file number 333-169494

ZENITECH CORPORATION
(Name of small business issuer in its charter)

Delaware	99-0360626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1200, 1000 N. West Street, Wilmington	19808
(Address of principal executive offices)	(Zip Code)

(302) 295-4898
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Copy of communications to:

Bacchus Law Corporation
Karen Richardson, Esq.
Suite 800 - 885 West Georgia Street
Vancouver, British Columbia, Canada V6C 3H1
Telephone: 604-687-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $191,693.

As of February 28, 2011, the number of shares issued and outstanding of each of the issuer’s classes of common stock, was 13,780,266 common shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

ZENITECH CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 6, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to our actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us” and “our” mean Zenitech Corporation.

Item 1.  Description Of Business

Overview

We are a development stage company specializing in the development, manufacture, distribution and marketing of the environmentally friendly floral sleeves and wrappers for the floriculture industry.  Our environmentally friendly floral sleeves and wrappers are suitable for use with cut and potted flowers, greens and plants.  We aim to reinvent traditional plastic packaging products to reduce and minimize the use of plastic materials damaging to the environment.  Our vision is to develop products that will become widely accepted in the market.  We intend to develop, market, manufacture and distribute our products.

We were incorporated in the State of Delaware on July 28, 2005 and have our head office at Suite 1200, 1000 N. West Street, Wilmington, DE 19801. We currently do not have any subsidiaries.

During the year ended December 31, 2009, we earned revenue of $24,962.This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to them regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about the compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing the floral sleeves and similar products. We no longer provide research services.

Since we no longer provide research services, we will not receive additional revenue from these or other research clients. We intend to concentrate on the business of the environmentally friendly floral sleeve and wrapper and the possible development of new, related products.

We are now working with the Chinese inventor, Mr. Guang Wei Qu and his research team. Together, we are researching both the material formulae and manufacturing processes for new packaging products.

The license agreement with Mr. Qu gives us an exclusive worldwide perpetual license to use or cause to be used Mr. Qu’s patent and any improvements in any manner and for any purpose whatsoever and including, without limiting the generality of the foregoing, to manufacture, distribute, market, and sell the floral sleeve and wrapper anywhere in the world during the continuance of the license agreement.

In addition to attempting to develop new uses for the patent and attempting to developing new materials with Mr. Qu and his team, we intend to manufacture, distribute, market and sell the patented environmentally friendly floral sleeves and wrappers made from paper or recycled paper coated with harmless plastics which is partly or completely biodegradable depending on the material used.  Under the agreement, Mr. Guang Wei Qu, as licensor, who owns patent number CN201415829, granted us an exclusive worldwide license of the patent.  Other material terms of the agreement are as follows:

●	The licensor is to provide us with all necessary technical drawings, schematics and information and all appropriate assistance as may be required by us;

●	The licensor owns any and all right, title and interest in and to the patent, including improvements;

●
We agree that all trademarks, patents, copyright and other intellectual right, property and information, whether now existing, in progress, or arising in the future in any jurisdiction, of or in relation to the patent, belong solely and exclusively to the licensor;

●	We agree that all improvements of the patent belong to the Licensor whether developed or acquired by us or the licensor;

●
We agree that, during and after the term of the agreement, we will not contest the licensor's right and ownership in and to any part of the patent or any improvements, nor will we in any way dispute or impugn the validity of any of the licensor's ownership, copyright, trademark or patent therein nor the right of the licensor to receive, whether by assignment or grant, any of the same;

●
We will notify the licensor of any infringement or challenge or duplicate to the copyright, trademark or patent or proprietorship of the patent as soon as we become aware of such and such challenge shall be defended or prosecuted by the licensor at the mutual and equal cost of the parties;

●
We will, at the request and the cost of the licensor, enter into such further agreements and execute any and all documents as may be required to ensure that ownership of the patent and any improvements resides with the licensor;

●	We, in perpetuity, are required to pay to the licensor a royalty fee of 12% of all product revenues from the manufacturing, distribution and sale of the product and any improvements of the patent;

●
We will pay and provide an accounting for the royalty fee quarterly, within ten calendar days after the end of each quarter. The royalty fee will be calculated on all amounts invoiced, or deemed invoiced, in a quarter;

●	The term of the agreement shall be perpetual and be in full force and effect as long as the terms and conditions of the agreement are being met.

Therefore we plan to focus in the coming months on the development of the patented environmentally friendly floral sleeves and wrappers and other applications for the patented technology. We are currently working on finding production facilities for our product in order to contract for the manufacturing or purchase the facilities. We plan to generate revenue from sales of this product, commercializing and marketing the product initially in China, Japan, the United States and Canada.

We have identified the provinces of Ontario and British Columbia of Canada, and the states of California, Florida, Texas, Michigan and North Carolina of the States as our primary target markets in North America.  These two provinces and five states represent the largest production and sales of the floriculture industry in North America.  The U.S. National Agricultural Statistics Service states in its Floriculture Crops Summaries found on it website at http://usda.mannlib.cornell.edu/MannUsda/viewDocumentInfo.do?documentID=1072 that in 2008 and 2009, California, Florida, Texas, Michigan and North Carolina represented the largest markets in the U.S. floriculture industry.  In 2009, the U.S. National Agricultural Statistics Service reports, the wholesale value of the floriculture industry in these five states was USD $2.53 billion.  Our floral and plant sleeves are for use with potted plants in hanging baskets, potted flowering plants, cut flowers and cut greens.

On our behalf, our consultants have attended 18 flower EXPOs, trade shows and fairs in China for research and marketing for the environmentally friendly floral sleeves and wrappers.

Contract with An Hui Jia Lian Plastic Packaging Machinery Factory

We have also entered into a compostable floral sleeve sample-making service agreement on October 8, 2010 with An Hui Jia Lian Plastic Packaging Machinery Factory.  This agreement is attached to our registration statement and filed with the SEC at www.sec.gov.  In our agreement with An Hui Jia Lian Plastic Packaging Factory, An Hui Jia Lian has agreed to provide us with compostable floral sleeve sample-making services.  We have agreed to purchase 1000 samples at an estimated 500 RMB.  So far we have not paid for or received any of these samples.  Previously, pursuant to an oral agreement, we purchased 100 samples of our environmentally friendly floral sleeves made by the An Hui Jia Lian Plastic Packing Factory.  We used those samples to market our product to potential customers.  The new samples will be in different sizes and colors to show as many varieties we have designed to date. Since November 8, 2010, our consultant, Mr. Yu has been working closely on the samples with the Factory engineers and specialists to ensure that the new samples will be made as we want them to be.

Potential Future Agreements withAn Hui Jia Lian Plastic Packaging Machinery Factory

If we are able to raise adequate funds, we intend to enter into future agreements with An Hui Jia Lian Plastic Packaging Machinery Factory which will include (i) An Hui Jia Lian additional services to produce the first inventory of 2 million floral sleeves and wrappers for the market,

New Patents and Developments of Patented Processes and Products

We continue to see changes in the environmental packaging market. Although the European market has shown a preference for environmentally sensitive products for some time now, we believe that the current U.S. administration’s focus on green technology for both economic and environmental reasons continues to influence a shift away from more traditional packaging products towards environmentally friendly products like ours. We believe that our products and our company can benefit from this trend.

Mr. Qu and his team continue to attempt to develop new, environmentally-friendly packaging materials and products.  In exchange for obtaining licensing rights similar to those we have for the floral sleeve and wrapper product, we intend to help Mr. Qu apply and pay for additional patent fees if and when he is in a position to apply for them in the future and when we determine it is in the best interests of the company to do so.

Over the next twelve months, we intend to determine whether it is in the best interests of the company to apply for additional patents for the environmentally friendly floral sleeves and wrappers in other countries.  We do not yet know whether we will decide to apply for those patents or, if we do, in which countries we will make the applications.  We do intend to apply for the classification as a biodegradable product from the Biodegradable Products Institute in New York, New York. Over the next 12 months we also intend to establish our fist production plant and retain highly skilled employees and consultants to operate the plant and the marketing and distribution components of our business.  We also intend to complete the development of our marketing plan, enter into agreements with retail flower distributors and wholesale distributors of packaging materials and complete private and/or public financing to

Until we have established a production plant, we intend to contract with An Hui Jia Lian Plastic Packaging Factory to produce the products for us first for any orders we may receive. Also, we have begun talks with An Hui Jia Lian to discuss the possibility of our purchasing machinery from them for the establishment of our own production plant.

We have not yet entered into agreements with any floral businesses, stores, or wholesale distributors of packaging materials for distribution of our product and there is no assurance that we will be able to do so. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so. If we are unable to obtain the necessary financing, we may be forced to cease our

Industry Overview

Currently, the majority of disposable packaging products are made from plastic, paper or polystyrene, which are typically non-recyclable and non-biodegradable. Consequently, millions of tons of plastic, paper, or polystyrene disposable packaging products are discarded in landfills across the world each year. In the last decade there has been increasing public concern over the harmful impact that plastic, paper, or polystyrene disposable packaging products have on the environment. Because of this public concern, governments have begun to adopt regulations intended to restrict and in some cases even ban the use of plastic, paper, or polystyrene disposable packaging products and multinational corporations, acknowledging the need for environmentally sound solutions, have begun to seek alternatives to plastic, paper, or polystyrene disposable packaging products that are less harmful to the environment. As these trends continue, we believe that market for biodegradable consumer packaging products will face rapid growth.

The Product

Our initial and main product is the environmentally friendly floral sleeve and wrapper. The environmentally friendly floral sleeve and wrapper has been granted a patent by the State Intellectual Property Office of the People’s Republic of China under patent number CN201415829, which is owned by Mr. Guang Wei Qu and is licensed to us under the license agreement dated March 3, 2010.

The Company is currently assisting and working closely with another patent application owned by Mr. Qu in China for a product designed to replace plastic water bottles. If the patent is granted, the Company will sign an exclusive licensing agreement with Mr. Qu. In addition, we are working on developing a line of environmentally friendly packaging products for distribution and are expecting a patent application approval from the State Intellectual Property Office of China for a product designed to replace plastic water bottles.

The idea for the environmentally friendly floral sleeve and wrapper came in response to a shift in consumer and retailer attitudes towards the negative effects of plastic packaging products, whereas an increasing number of supermarkets choose not to provide customers with free plastic shopping bags, distribute reusable bags, and award credit points for use of reusable bags. Thus we decided to expand the application of environmentally friendly packaging solutions to other products which are heavily dependent on packaging and focused on a large unexplored segment of packaging market, specifically packaging for floricultural products.

The environmentally friendly floral sleeve and wrapper has a paper core layer coated with bio-degradable plastic, providing it with added strength and waterproofing. The bio-degradable plastic material can be coated on both sides of the paper at a desired thickness level, depending on the desired specifications for the product and its properties. The coating layer can be as thin as 0.03 mm while providing sufficient strength and durability comparable with that of conventional packaging materials. The minimal amount of our bio-degradable coating used in the production process for the environmentally friendly floral sleeve and wrapper makes it superior in terms of cost and efficiency to other packaging solutions, which use

The advantages of our environmentally friendly floral sleeve and wrapper packaging solution in comparison to the conventional materials used, are as follows:

1.	Enhancements of functionality through increased strength of the packaging material and elimination of color bleeding through the addition of biodegradable plastic layer to the paper;

2.
Achievement of total compostability and fulfillment of the Reduce/Recycle/Reuse principle through use of recycled paper as raw materials in the production of the environmentally friendly floral sleeve and wrapper; and

3.	Elimination of harmful and non-compostable materials as unsustainable and uneconomical through the use of our cost-effective bio-degradable components.

Expenses

We estimate that the further development, manufacture and commercialization of our product
We intend to help Mr. Qu apply and pay for additional patent fees if and when he is in a position to apply for them in the future and when we determine it is in the best interests of the company to do so.

We expect to spend approximately $20,000 on patent applications in various countries for Mr. Qu’s environmentally friendly floral sleeve and wrapper, and its improvements, if any, to protect and carry on the exclusive licensing agreement between the Company and Mr. Qu and in order to obtain similar licensing agreements covering any new patents or other intellectual property rights obtained by Mr. Qu.  We also expect to spend $20,000 on an application for certification from the Biodegradable Products Institute.

During the next 12 months (beginning November 2010) we project that we may incur from $200,000 to up to approximately $625,000 in expenses to carry out our business plan. We will adjust our expenses based on the amount of cash we have available.  We anticipate that we will spend approximately $20,000 to $40,000 on patent applications in various countries for Mr. Qu’s environmentally friendly floral sleeve and wrapper, and its improvements, if any, or for new products that we may develop, if any, from $20,000 to $40,000 on certification applications to the Biodegradable Products Institute for our environmentally friendly floral sleeve and wrapper, $80,000 to $200,000 on the lease of production facilities/contract manufacturing or the purchase of a production facility and equipment, from $10,000 to $60,000 on marketing and advertising expenses, from $80,000 on general working capital expenses and $125,000 on administrative and overhead expenses.  Until we have raised the $200,000 and acquired the production facility and equipment, we will contract with An Hui Jia Lian Plastic Packaging Factory to produce the products for us first for any orders we receive now. Also, we already started to talk with An Hui Jia for the purchasing of machinery.

As of December 31, 2010, we had approximately $25,817 in cash.  That is enough to satisfy our operating needs for 2 months.  We will need to raise approximately $150,000 to meet our expected expenditures for the next six months.

During the next twelve months of our operations, we will re-evaluate our liquidity, sales, if any, product development plans and financial position to determine what further steps we should take toward the development or expansion of our business.

Marketing

The implementation of our marketing plans depends on a combination of factors, such as the patent protection held by Mr. Qu in potential distribution areas, classification of our product as biodegradable, our production capabilities and financial resources necessary to carry out our operation and marketing plan.

We identified the following primary target markets as the initial focus territories of our marketing plan:

1.	the People’s Republic of China, including Hong Kong and Macau;

2.	Japan; and

3.	the United States of America, specifically the State of California.

We selected these areas since according to our market research, the United States and Japan have two of the largest flower markets in the world, while China is our production base for the environmentally friendly floral sleeve and wrapper and the territory where we currently have

The Chinese floriculture industry has to its advantage one of the largest plantation areas in the world as well as large worker supply. The industry has experienced a dramatic growth over the last thirty years. With expansion of the middle class, growth of consumer’s disposable income in the country, and increased demand for luxury consumer items, flower sales are consistently rising.

In addition to the great potential of its domestic market, China presents an attractive target marketing area, as it has recently began taking various measures to curb the effects of environmental pollution with focus on building  a more sustainable economy to maintain its current growth in the future.

The combination of the abovementioned factors, together with its geographic proximity to

Japan is one of the largest floral markets in the world with 180 flower auction houses and 85,000 cut flower nurseries across the country. It is only superseded by the flower production in the United States, the State of California, where 77% of the world’s supply of fresh flowers is

1.	The European Union countries, focusing specifically on the Netherlands, the United Kingdom, France and Germany;

2.	Australia and New Zealand; and

3.	Taiwan, South Korea, Singapore.

Marketing Channels

We will work closely with all stakeholders in the business and community of our initial target market, namely local and municipal governments and legislature, agricultural departments, floriculture industrial associations and enterprises.

We will focus on developing working relationships with the following organizations in the floriculture industry in marketing our environmentally friendly floral sleeves and wrappers:

1.	flower growers

2.	flower logistic companies

3.	flower auctioneers

4.	supermarkets

5.	home centers

6.	garden stores

7.	retail florists

8.	industry associations of flower growers and florists

9.	floral, home and garden exhibitions and shows

Competition

The market for disposable packaging products is competitive and subject to frequent product introductions with improved price and or performance characteristics. We face competition from companies who provide disposable packaging products which are made from plastic, paper or polystyrene. Many of these companies have greater financial, research and development, marketing and sales resources, offer a broader product line, have better brand recognition and have a larger customer base than we do. We also face competition from companies who provide disposable packaging products which are made from bioplastics and other types of natural materials.

Although at the moment, we are not aware of any of the above companies making and marketing a biodegradable floral sleeve, it is a fact that they can copy our idea once our product gets on the market. That means competition from other potential manufacturers will catch on soon after the debut of our product.

However, upon investigation and analysis, we came to a conclusion that that the strongest competition we may face in the floral will most likely come from conventional low cost plastic and paper packaging materials rather from other environmentally friendly packaging products. Such conventional products include waxed paper and parchment paper. Parchment paper is coated with silicone to give it a non-stick, heat-resistant qualities, whereas waxed paper is coated with wax from soybeans or paraffin. These conventional materials however require a more complex manufacturing process and higher energy consumption than those used in production of our product. Further, both wax and parchment paper cannot be sealed and formed into a floral sleeve or a similar packaging product, without use of glue, whereas our biodegradable plastic coated paper can be sealed with the use of heat pressure method, making it more cost efficient and environmentally friendly, as most industrial glues are harmful to the environment.

Many of the packaging producers with which we will compete for financing and advertising revenue have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on such matters as website development, content distribution, hiring business development personnel and informational marketing. This advantage could enable prospective investors to perceive that our competitors represent a more attractive investment opportunity than us and reduce the amount of financing we are able to secure. Similarly, such a perception could adversely impact our ability to generate advertising revenues from our business.
In the face of competition, we may not be successful in generating advertising revenue from our product, and we cannot provide any assurance that we be able to do so. Despite this, we hope to compete successfully by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We have a worldwide, exclusive license agreement with Mr. Guang Wei Qu.  The license agreement allows us to use or cause to be used Mr. Qu’s patent and any improvements in any manner and for any purpose whatsoever and including, without limiting the generality of the foregoing, to manufacture, distribute, market, and sell the environmentally-friendly floral sleeve and wrapper anywhere in the world during the

Mr. Qu holds a patent on the environmentally-friendly floral sleeve and wrapper, which granted to him by the State Intellectual Property Office of the People’s Republic of China under patent number CN201415829.

There is currently no effect of existing or probable governmental regulations on the Business.

Costs and Effects of Compliance with Environmental Law

There are currently no costs and effects of compliance with environmental law.

Research and Development

To date, we have not undertaken any research and development.

Employees

As of December 31, 2010 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, Hong Yang, contributes approximately 50% of her time to us. For the rest of the time, Ms. Hong serves as Secretary and a director of Golden Century Resources Limited, a development stage company engaged in production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and the Middle East.  Golden Century also has signed a letter of intent with a mining company for the right to acquire mining rights to the Yang Tan gold mine, located in Sichuan Province, in the People’s Republic of China.

We currently engage independent contractors in the areas of product development, marketing, accounting, legal and auditing services. We plan to hire personnel on a full time basis over the next 12 months to assist in the areas of consulting, marketing and other services. We anticipate that our relationship with these consultants will be one of independent contractors.

Reports to Security Holders

We are not required to deliver an annual report to our security holders and we do not intend to send an annual report to our security holders. The public may read and copy any materials we have filed with the Commission at the SEC’s Public Reference Room at 100F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Item 1A.  Risk Factors

Please consider the following risk factors before deciding to invest in our common stock.

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this Prospectus before deciding whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks.

This Prospectus also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Prospectus.

RISKS RELATED TO OUR BUSINESS

1. There is no assurance that the market for biodegradable materials will grow and we may not be able to achieve or sustain profitable operations.

The use of biodegradable packaging materials, such as in the environmentally friendly floral sleeve and wrapper product instead of plastics may be considered a luxury in certain segments of our target markets.  In order for the market for biodegradable materials to develop, it will be necessary for a portion of the population in our target markets to become willing to pay the cost associated with biodegradable materials, which may in some cases be higher than the cost associated with non-biodegradable materials, in order to obtain the related social benefits. At present our largest market is projected to be in  China. Although the economy of China is growing, the average income of the Chinese population remains far below that of European and American countries where biodegradable materials have developed a clientele. The conversion of the Chinese population from standard plastics to biodegradable materials will require the concerted efforts of the biodegradable materials industry, provincial and national government, and popular opinion. If a significant portion of the Chinese population is not willing to pay the cost associated with biodegradable materials, the growth of our business will be hindered and we may not be able to achieve or sustain profitable operations.

2. Our lack of generating revenues from operations makes it difficult for us to evaluate our future business prospects and to make decisions based on those estimates of our future performance.  Investors do not have historical information on which to base their decisions.

As of the date of this registration statement, we have not generated any significant revenues. Our business plan is still speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business.  Because of the uncertainties related to our lack of historical revenues from operations, we may be hindered in our ability to anticipate and timely adapt to fluctuations in sales volumes, revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we may never generate revenues and may incur substantial losses, which may result in a decline in our stock price. Investors do not have historical information on which to base their decisions.

3. We may be unable to protect our proprietary and technology rights under our license agreement with Mr. Qu and Mr. Qu may not be able to protect his own proprietary rights pursuant to his patent.  If the proprietary rights are not protected, then our competitors may copy our products and put us out of business, causing investors in our company to lose their entire investment.

Our success will depend in part on our ability to protect our proprietary rights pursuant to our license agreement, dated March 2, 2010, with Mr. Qu and Mr. Qu’s ability to protect his own proprietary rights pursuant to his patent.   We intend to rely on our license agreement and Mr. Qu’s patent to protect our proprietary rights. However, these measures afford only limited protection.

The means available for protecting our or Mr. Qu’s proprietary rights may not be adequate. The system of laws and the enforcement of laws in China is not as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, which leads to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy for theft of Mr. Qu’s proprietary information or encroachment onto our rights pursuant to the license agreement would have a material adverse impact on our business operations, financial condition and results of operations.

If we or Mr. Qu fail to adequately protect the proprietary rights we depend on, our competitive prospects will be adversely affected. Despite our and Mr. Qu’s efforts to protect the proprietary rights, unauthorized parties may attempt to copy our products or aspects of them.  If this happens, customers could choose those other products over ours and we could go out of business.  This would cause investors in our company to lose their entire investment.

4. Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money, could prevent us from selling our products.  If we cannot sell our products, we will go out of business.

Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property pursuant to our license agreement with Mr. Qu.  Third parties may assert that we are employing their proprietary technology without authorization even if we are not.   It is possible that our manufacture, use and sale of our products may infringe on existing or future patents obtained by other parties.  Regardless of the merits of any claim, we could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against them.  In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties.  We may not be able to obtain such licenses at a reasonable cost, or at all.   Furthermore, we could be prohibited from making, using or selling our products.   In that event, we would encounter delays in supplying our product to the market.  Defense of any lawsuit or failure to obtain any required licenses on favorable terms could prevent us from commercializing our products.  If we are not able to sell our products, we will go out of business.

5. We have no business insurance coverage.  Therefore, any business disruption, litigation or natural disaster will likely result in substantial costs and diversion of our resources.  If we cannot devote all of our resources to the development of our business, our business will likely fail and our investors will lose their entire investment in our company.

The insurance industry in China is at an early stage of development.  Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance.  As a result, we do not have business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption in comparison to the cost of the insurance are such that it is not in the best interests of the company to acquire that insurance at this time. Therefore, any business disruption, litigation or natural disaster might result in substantial costs and diversion of our resources. .  If we cannot devote all of our resources to the development of our business, our business will likely fail and our investors will lose their entire investment in our company.

6. We will need a significant amount of capital to carry out our proposed business plan, and unless we are able to raise sufficient funds, we may be forced to discontinue our operations.

In order to carry out our business plan we will require a significant amount of capital. We estimate that we will need approximately $625,000 to finance our planned operations and carry out our business plan during the next 12 months, which we must obtain through the sale of equity securities or from outside sources.  In selling our equity securities, we will likely face competition from the selling shareholders named in this prospectus who will be selling the shares registered hereunder.  Resales by our selling shareholders will not provide us with any capital.

As of December 31, 2010 we had approximately $25,817 in cash in our bank account. Our ability to obtain the necessary financing to execute our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current corporate structure. There is no guarantee that we will be able to obtain any funding or that we will have sufficient resources to continue to conduct our operations as projected, any of which could mean that we will be forced to discontinue our operations.

7. Our sole officer and director is engaged in other business activities and may not devote sufficient time to our affairs, which may prevent us from achieving or maintaining profitability.

Because our sole officer and director, who is responsible for our business activities, does not devote all of her working hours to our management and operation, we may not be able to implement our business plan in either the manner we intend or at the speed we propose. Our sole officer and director has other obligations and commitments which may cut into the amount of time she is able to devote to our affairs, which may impact the pace of our growth and the progress of our development.

Currently, Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director and contributes approximately 50% of her time to us. The effect of these circumstances may prevent us from achieving or maintaining profitability.

8. We may indemnify our director and officer against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Bylaws allow us to indemnify our director and officer against claims associated with carrying out the duties of her office. Our Bylaws also allow us to reimburse her for the costs of certain legal defenses. Since our sole officer and director is aware that she may be indemnified for carrying out the duties of her offices, she may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our sole officer and director files a claim against us for indemnification, the associated expenses could also increase our operating costs.

9. Recent economic events and conditions may adversely affect our access to additional capital.

Since 2006, U.S. credit markets have experienced disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, sub-prime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities.  These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence.  These conditions caused a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions.  These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations.  Our access to additional capital may not be available on terms acceptable to us or at all.

The recent unprecedented events in global financial markets have had a profound impact on the global economy.  Many industries are impacted by these market conditions.  Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity and foreign exchange markets, and a lack of market liquidity.  A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our Company’s growth and profitability.  Specifically:

●	the global credit/liquidity crisis could impact the cost and availability of financing and our Company’s overall liquidity;

●	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and

●	the devaluation and volatility of global stock markets impacts the valuation of our Company’s equity securities.

These factors could have a material adverse effect on our Company’s financial condition and results of operations.

RISKS RELATED TO COUNTRY

10. There are risks related to doing business in China given an uncertain regulatory environment.

Uncertainty in the state regulatory environment in China such as in the field of corporate financial and investment and fund raising activities may expose us to unexpected liability exposure and possibly even penalties. We finance our operations through equity and debt financings. China has an evolving regulatory environment as to what is permitted and often new regulations are adopted to regulate certain areas where there were no regulations before. As a result, we may be exposed to unforeseen risks of violating rules that did not exist. Such risks apply to all aspects of our operation. In case we are found to be in such violation, we could be subjected to monetary and other unexpected penalties.  This may in turn have an impact on our results of operation and the value of shares of our common stock.

11. China’s Economic Policies could affect our business.

Substantially all of our assets are located in the China and substantially all of our revenue will be initially derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.  While Chinese economy has experienced significant growth in the past 20 years, such growth has been uneven geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but some measures may have a negative effect on us.  For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

12. The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Chinese Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the China’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from any future offerings of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our shares of common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994, China has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to appreciation. We may not be able to hedge effectively against Renminbi appreciation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

13. It may be difficult to enforce judgments or bring actions outside the United States against our Company and our sole director and officer.

It may be difficult to effect service of process and enforcement of legal judgments upon our Company and our sole officer and director because she resides outside the United States. As our operations are presently based in China and our key director and officer resides outside the United States, service of process on our sole director and officer may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK

14. Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do wish to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, you may be unable to sell your shares, or you may be forced to sell them at a loss.

We intend to apply to have our common stock quoted on the OTC Bulletin Board. This process takes at least 60 days and the application must be made on our behalf by a market maker. If our common stock becomes listed and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the Selling Security Holders.

15. We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We intend to retain our earnings, if any, to support operations and to finance the growth and development of our business.  We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

16. Because our sole officer and director will own more than 87% of our issued and outstanding common stock after our initial offering, she will retain control of us and be able to elect our directors. You therefore may not be able to remove her as a director, which could prevent us from becoming profitable.

Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, has sole control over 12,800,000 shares, which is approximately 93% of our issued and outstanding common stock.

Because Ms. Hong owns and controls approximately 93% of our issued and outstanding common stock, she will be able to elect all of our directors and control our operations. She may have an interest in pursuing activities and transactions that involve significant risks; for example, she could cause us to enter into strategic partnerships that create indebtedness. She may also acquire and hold interests in businesses that compete either directly or indirectly with us. If Ms. Hong fails to act in our best interests or fails to adequately manage our operations, you may have difficulty removing her as a director, which could prevent us from becoming profitable.

17. The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least approximately $200,000 to fund our operations and planned activities for the next 12 months (beginning December 31, 2010). If possible, we intend to obtain financing of up to $425,000 in addition to the initial $200,000 that we plan to obtain.  Our efforts to acquire financing will likely require us to issue additional equity securities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

18. Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by section 15(g) of the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement from you prior to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

19. Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

20. You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2. Properties

Our executive office is located at 1000 N. West Street, Suite 1200, Wilmington, DE 19801.

As of May 1, 2010, we have entered into a lease agreement for this office and begun to recognize rent expenses of approximately $199 per month for a term of five (5) years. This lease renews automatically.  In order to terminate the lease, we must provide three months written notice.  No debt has accrued on account of rent payments owed. We feel that this is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2010.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ZNTH.” At the close of business on February 28, 2011, there were 13,780,266 shares of our common stock issued and outstanding. There is currently no active trading market for our common stock. As of December 31, 2010, there were no reported trades of our common stock in the public market. Therefore, there have been no high and low bid information for our common stock since our date of inception (July 28, 2005).

We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Holders

At the close of business on February 28, 2011, the common shares of our company were held by approximately fourty-three (43) shareholders of record. Hong Yang, our director, held 12,800,000 shares (or 93%) of the outstanding common stock.

Dividends

We have not paid any cash dividends on our common stock since the inception of our company on July 28, 2005 and we do not anticipate paying any cash dividends to our shareholders in the foreseeable future. Our current policy is to retain earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and any other factors that our board of directors deems relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock.

Recent Sales of Unregistered Securities

On January 2, 2011, we issued 218,000 restricted common shares at the price of $0.20 per share to one investor, Xiong Li. We relied on Regulation S, promulgated under Securities Act, as amended, for registration exemption of the issuance because Mr. Li is a non-US resident.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 6of this registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “ZNTH”. As of December 31, 2010, there were no reported trades of our common stock in the public market. Therefore, there have been no high and low bid information for our common stock since our date of inception (July 28, 2005).

We will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors. On a going-forward basis, we anticipate that our legal and accounting/audit expenses as a result of “going public” will be approximately $40,000 annually, which will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

Liquidity and Capital Resources

At December 31, 2010, our company had current assets of $25,817, comprised solely of cash. Our liabilities were $35,291, resulting in a working capital deficit of $9,474, compared to $527 in total assets and total liabilities of $32,390 for the year ended December 31, 2009.

As of December 31, 2010, we had working capital deficit of $9,474 compared to working capital deficit of $31,863 as of December 31, 2009. The favorable difference of $22,389 was primarily due to our company entered into a private placement and issued 508,466 common shares to 42 investors at $0.20 per share for cash proceeds of $101,693 on May 12, 2010.

We did not generate any revenues in the year ended December 31, 2010, compared to revenues of $24,962 generated in the year ended December 31, 2009. We have generated revenues of $24,962 since our inception to December 31, 2010. We have incurred a net loss of $206,807 from inception (July 28, 2005) to December 31, 2010.

As at December 31, 2010, our total current liabilities increased to $35,291 from $32,390 at December 31, 2009, liabilities were comprised of accounts payable items for expenses for consulting fees and general, administrative expenses and loan payable to our President Emily Yang; while total liabilities for the year ended December 31, 2009 consisted of accounts payable items for consulting fees due to JiYoung Yang and the loan payable due to President Emily Yang.

Results of Operations – Year ended December 31, 2010

From the date of our incorporation on July 28, 2005 to December 31, 2010, we have been a development stage company that has only generated revenues of $24,976, this was from one client who will not be a recurring or continuing customer.

Our operating expenses are classified primarily into one category:

General and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. Operating expenses the year ended December 31, 2010 were $113,664 compared to $93,329 for the year ended December 31, 2009. The $20,553 increase was primarily due to the increase in legal and audit fees as a result of our registering our shares with the SEC and becoming a public company;

We incurred a net loss of $113,664 for the year ended December 31, 2010, compared to a net loss of $93,143 for the year ended December 31, 2009. The substantial increase in the net loss of $20,521 was primarily a result of our increased expenses for consulting fees and general administrative expenses.

We do not expect to make any significant changes in our number of employees over the next twelve months.

We do not expect any significant sale or purchase of plant or equipment over the next twelve months.

We expect to require a minimum of $200,000 up to a maximum of $625,000 to continue our planned operations over the 12 months. Our proposed expenditures (beginning December 31, 2010) for that time period are summarized as follows:

Description	Estimated Expenses (Minimum Budget) ($)	Estimated Expenses (Maximum Budget) ($)
Purchase of production facility	Nil	200,000
Patent applications	20,000	40,000
Application for certification from the Biodegradable Products Institute	20,000	40,000
Lease of production facilities	80,000	Nil
Working capital (raw materials, labor, packaging, transportation, other expenses related to production)	80,000	100,000
Marketing and advertising expenses (marketing campaigns, website development, brand and product concept and design, etc.)	10,000	60,000
professional consulting fees (including legal, accounting and auditing fees)	35,000	45,000
Investor relations expenses	5,000	10,000
Transfer agent expenses	5,000	5,000
General and administrative expenses	25,000	125,000
Total	200,000	625,000

There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations.

To raise the additional funds that we will require, we intend to sell additional shares of our common stock or through borrowing the money. There can be no assurance that we will be able to raise the funds necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. If we are unable to obtain additional financing, we may be required to significantly curtail or cease our operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, the audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements and Contractual Obligations

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

We believe that our limited history of revenue generation make the prediction of future results of operations difficult, and, accordingly, our operating results should not be relied upon as an indication of future performance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2010, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2010 approximate their carrying values.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Zenitech Corporation
(A Development Stage Company)

December 31, 2010

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Deficit	F–4

Statement of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Zenitech Corporation (A Development Stage Company)
Wilmington, DE 19801

We have audited the accompanying balance sheets of Zenitech Corporation (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 28, 2005 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from July 28, 2005 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated significant revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 9, 2011

Zenitech Corporation
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

Current Assets

Cash and cash equivalents	$25,817	$527

Total Assets	$25,817	$527

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$25,987	$18,333
Due to related party	9,304	14,057

Total Liabilities	35,291	32,390

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 13,780,266 and 13,100,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,378	1,310

Additional Paid-in Capital	195,955	59,970

Deficit Accumulated During the Development Stage	(206,807)	(93,143)

Total Stockholders’ Deficit	(9,474)	(31,863)

Total Liabilities and Stockholders’ Deficit	$25,817	$527

Zenitech Corporation
(A Development Stage Company)
Statements of Operations

			From
	For the	For the	July 28, 2005
	Year Ended	Year Ended	(Date of Inception)
	December 31,	December 31,	to December 31,
	2010	2009	2010

Revenue	$–	$24,962	$24,962
Cost of Revenue	–	(24,776)	(24,776)

Gross Profit	–	186	186

Operating Expenses:
General and administrative	113,664	93,329	231,769

Total Operating Expenses	113,664	93,329	231,769

Net Loss	$(113,664)	$(93,143)	$(206,807)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	13,886,000	12,559,000

Zenitech Corporation
(A Development Stage Company)
Statement of Stockholders’ Deficit
From July 28, 2005 (Date of Inception) to December 31, 2010

	Common Stock		Additional	During the	Deficit
		Par	Paid-in	Exploration	Accumulated
	Shares	Value	Capital	Stage	Total

Balance – Inception to July 31, 2005	–	$–	$–	$–	$–

Founder shares	12,800,000	1,280	–	–	1,280
Shares issued for consulting services	300,000	30	59,970	–	60,000

Net loss for the year - 2009	–	–	–	(93,143)	(93,143)

Balance - December 31, 2009	13,100,000	1,310	59,970	(93,143)	(31,863)

Shares issued for consulting services	150,000	15	29,985	–	30,000
Common shares issued at $0.20 per share	530,266	53	106,000	–	106,053

Net loss for the year - 2010	–	–	–	(113,664)	(113,664)

Balance - December 31, 2010	13,780,266	$1,378	$195,955	$(206,807)	$(9,474)

Zenitech Corporation
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	From July 28, 2005 (Date of Inception) to December 31, 2010

Operating Activities

Net loss for the period	$(113,664)	$(93,143)	$(206,807)

Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Stock issued for consulting services	30,000	61,280	91,280
Expenses paid by related party on behalf of thecompany	11,267	14,057	25,324
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,654	18,333	25,987

Net Cash Provided by Operating Activities	(64,743)	527	(64,216)

Financing Activities

Due to related party	(16,020)	–	(16,020)
Proceeds from issuance of common stock	106,053	–	106,053

Net Cash (USED IN) Provided by Financing Activities	90,033	–	90,033

Increase in Cash	25,290	527	25,817

Cash - Beginning of Period	527	–	–

Cash - End of Period	$25,817	$527	$25,817

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Zenitech Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010

Note 1.  Nature of Operations and Continuation of Business

Zenitech Corporation (the “Company”) was incorporated in the State of Delaware on July 28, 2005. The Company is a Development Stage Company, as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company's principal business is in the packaging industry developing environment-friendly packaging products. The Company was formed on July 28, 2005 but there was no activity until 2009.

Note 2.  Summary of Significant Accounting Policies

a)  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)  Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)  Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Zenitech Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010

e)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) in common stockholders’ deficit. Foreign currency transaction gains and losses are included in current operationss

f)  Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method.

g)  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h)  Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

i)  Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

j)  Cost of Revenue

Cost of revenue consists primarily of material costs, freight charges, direct labor, overhead and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

k)  Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped is included in cost of revenue.  Shipping and handling costs, to the extent billed to customers, are included in revenue. There was no shipping or handling costs incurred since inception.

l)   Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs incurred since inception.

Zenitech Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010

Note 3.  Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4.  Related Party Transactions

At December 31, 2010, the Company was indebted to the President of the Company for $9,304 (2009 - $14,057) for expenses paid on behalf of the Company.  The related party advances are payable on demand, unsecured and bear no interest.

Note 5.  Consulting Agreements

a)
On October 1, 2009, the Company entered into two consulting agreements with two different consultants and granted 300,000 shares of our common stock for services performed during the first year of the agreement. Pursuant to the agreement, these shares vested immediately. As a result, the Company recognized $60,000 expense related to this share-based arrangement during the year ended December 31, 2009. The shares were valued at $0.20, which is consistent with the price per common share received in the Company’s recent private placement. On October 1, 2010, the Company renewed the consulting agreements with both consultants to extend for an additional term of six months. Pursuant to the extended agreements, the Company agreed to make a payment of either $30,000 cash or issue 150,000 shares of the Company’s stock at a value of $0.20 per share, which is consistent with the private placement pricing. This is deemed appropriate due to the fact that the Company’s shares are not trading.  At December 31, 2010, the Company accrued $15,000 consulting fees in accrued liabilities.

b)
On February 1, 2009, the Company entered into a consulting agreement for public relations services. The agreement had an initial term of one year, which was extended for another one-year term on February 1, 2010. Pursuant to the agreement, the consulting fee for the first term was $20,000 payable in cash. The second term was payable with 150,000 shares of our common stock, which vested immediately. As a result, the Company recognized approximately $18,000 of expense in 2009. Upon renewal of the agreement in February 2010, the Company recognized an additional $30,000 in expense, which was accounted for as a share-based arrangement. The shares were valued at $0.20, which is consistent with the price per common share received in the Company’s recent private placement. This is deemed appropriate due to the fact that the company’s shares are not trading.

Note 6.  Common Stock

a)	On January 9, 2009, the Company issued 12,800,000 shares of common stock to the founders of the company. The shares were recorded at par value, which is equal to $0.0001 per share.

b)
On October 1, 2009, the Company entered into agreements with two consultants to issue150,000 shares of common stock at $0.20 per share to each consultant for consulting services. The shares vested immediately and $60,000 of expense was recorded in October 2009. The shares were valued based on a recent sale of the Company’s common stock at $0.20 per share. See Note 5(a).

c)
On February 1, 2010, the Company issued 150,000 shares of common stock at $0.20 per share to a consultant for consulting services. The shares vested immediately and $30,000 of consulting expense was recorded. The shares were valued based on a recent sale of the Company’s common stock at $0.20 per share.  See Note 5(b).

d)	On May 12, 2010, the Company entered into a private placement and issued 508,466 common shares to 42 investors at $0.20 per share for cash proceeds of $101,693.

e)
On December 20, 2010, the Company entered into a subscription agreement for the issue of 21,800 common shares at $0.20 per share for proceeds of $4,360, which is included in common stock subscribed. On January 5, 2011, the Company issued the shares.

Zenitech Corporation
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010

Note 7.  Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2010	December 31, 2009

Income tax benefit at statutory rate	$83,664	$31,863

Valuation allowance change	(83,664)	(31,863)

Provision for income taxes	$–	$–

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31, 2009	December 31, 2009

Net operating loss carryforward	$39,279	$10,833

Valuation allowance	(39,279)	(10,833)

Net deferred income tax asset	$–	$–

Note 8.  Commitments

a)
On March 3, 2010, the Company entered into a license agreement with Guang Wei Qu (the "Licensor"), the owner of a patent in the People’s Republic of China for an environment-friendly floral sleeve product (the “Patent”). The Licensor granted an exclusive world-wide license to the Company to use the Patent and to manufacture, distribute, market, sell, lease and/or license or sub-license all products derived or developed from such Patent. In exchange, the Company will pay 12% of all product revenues as royalty fees on a quarterly basis.

b)
On April 15, 2010, the Company entered into an agreement for virtual office with Regus Company. During the period ended December, 2010, the Company incurred rental expenses of $1,638. The monthly rental fee is $199.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the end of the fiscal year ended December 31, 2010.  This evaluation was based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective.

During the evaluation, our management internal control over financial reporting as of Evaluation Date and identified the following material weaknesses in our internal control over financial reporting:

1.	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

2.	Insufficient Written Policies & Procedures: We have insufficient written policies and procedures for accounting and financial reporting.

3.	Inadequate Financial Statement Closing Process:We have an inadequate financial statement closing process.

4.	Lack of Audit Committee Financial Expert:Our audit committee has deficiencies due to the fact that it does not have an audit committee financial expert.

We do not know at this time when we will be in a position to address these weaknesses, what steps we will take or how much it will cost.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 2-02(f) of Regulation S-X.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and President, do not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of December 31, 2010, the names, age, positions held, and dates first elected or appointed of our directors and executive officers are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hong Yang	Sole Director, President, Secretary and Treasurer	40	July 2005

Business Experience

Hong Yang

Ms. Hong Yang has been the President, Treasurer, Secretary and sole director of Zenitech Corporation since July 28, 2005 (inception of the Company) and is our original founder. For the last five years, her focus has been in the business development in the health care industry in China.

Involvement in Certain Legal Proceedings

Our sole director, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or,

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Nomination for Directors

All proceedings of the board of directors for the year ended December 31, 2010 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, David Cheng Lee, at the address appearing on the first page of this annual report.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Audit Committee and Audit Committee Financial Expert

We currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert", nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Item 11.  Executive Compensation

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended December 31, 2010.

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended December 31, 2010.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended December 31, 2010:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2010; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we may collectively refer to as the named executive officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Hong Yang, President Secretary Treasurer and Director	2010	-	-	-	-	-	-	-	-

(1)	Hong Yang is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director.

There are no written employment or consulting agreements between our company and any of our directors and executive officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Options and Stock Appreciation Rights

From the date of inception July 28, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of S hares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hong Yang	-	-	-	-	-	-	-	-	-

Compensation of Directors

Directors may be paid their expenses for attending each meeting of the directors and may be paid a fixed sum for attendance at each meeting of the directors or a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

On January 9, 2009 we issued 12,800,000 shares of our common stock to Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, as founder shares and in exchange for the services she rendered to us. The shares were recorded at par value, which is equal to $0.0001 per share.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hong Yang	-	-	-	-	-	-	-

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

As of December 31, 2010 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, Hong Yang, contributes approximately 50% of her time to us. For the rest of the time, Ms. Hong serves as Secretary and a director of Golden Century Resources Limited, a development stage company engaged in production, distribution and sale of medical supplies in Mainland China, Hong Kong, Macau, Taiwan and the Middle East.  Golden Century also has signed a letter of intent with a mining company for the right to acquire mining rights to the Yang Tan gold mine, located in Sichuan Province, in the People’s Republic of China.

We currently engage independent contractors in the areas of product development, marketing, accounting, legal and auditing services. We plan to hire personnel on a full time basis over the next 12 months to assist in the areas of consulting, marketing and other services. We anticipate that our relationship with these consultants will be one of independent contractors.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Family Relationships

None of the directors or officers of our company are related by blood or marriage.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan. The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLANS
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	Nil	Nil
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

There are no outstanding options or warrants to purchase, or securities convertible into, any of our common stock.

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Hong Yang Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	12,800,000(3)	93%
Total (directors and officers as a group)	12,800,000	93%

(1)
Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2010.

(2)	Based on 13,758,466 shares outstanding as of December 31, 2010.
(3)	Of these, 12,800,000 are held directly by Hong Yang.

Item 13.  Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year December 31, 2010, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Ms. Hong Yang was been our President, Treasurer, Secretary and sole director since our inception (July 28, 2005). She is also our original founder.

On January 9, 2009 we issued 12,800,000 shares of our common stock to Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, as founder shares. The shares were recorded at par value, which is equal to $0.0001 per share.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended December 31, 2009 and December 31, 2010:

Services	2010	2009
Audit fees	$15,000	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$15,000	Nil

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Malone Bailey LLP for the fiscal years ended December 31, 2010 and December 31, 2009 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Malone Bailey LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Malone Bailey LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (the functions of which are performed by our sole director); or

●
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Manning Elliott LLP’s independence.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (atattached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.7
Compostable Floral Sleeve Sample-making Service Agreement with An Hui Jia Lian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(23)	Consents of Experts & Counsel

23.1*	Consent of Independent Auditor (Consent of Malone Bailey LLP, Chartered Accountants) dated March 9, 2011

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENITECH CORPORATION

March 11, 2011	/s/ Hong Yang
Hong Yang
Chief Executive Officer, President and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)