Form 10-Q
period 2011-03-31
Zenitech Corp
filed 2011-05-16
CIK 1501225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ___________

Commission File No. 333-169494

ZENITECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0360626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1200, 1000 N. West Street, Wilmington, Delaware, 19801
(Address of principal executive offices) (zip code)

(302) 295-4898
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Copy of communications to:

Bacchus Law Corporation
 Karen Richardson, Esq.
SUITE 1820 CATHEDRAL PLACE, 925 WEST GEORGIA STREET
VANCOUVER, BRITISH COLUMBIA, CANADA V6C 3L2
Telephone: (604) 632-1284

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 16, 2011, there were 13,930,266 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Zenitech Corporation
(A Development Stage Company)
March 31, 2011

Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	F-1
Statements of Operations for the three months ended March 31, 2011 and 2010, and the cumulative totals from July 28, 2005 (Inception) to March 31, 2011 (Unaudited)	F-2
Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and the cumulative totals from July 28, 2005 (Inception) to March 31, 2011 (Unaudited)	F-3
Notes to the Interim Financial Statements	F-4

Zenitech Corporation
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS

Current Assets

Cash	$9,179	$25,817

Total Assets	$9,179	$25,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$41,088	$25,987
Due to related party	10,524	9,304

Total Liabilities	51,612	35,291

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding		–

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 13,930,266 and 13,780930,266 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,393	1,378

Additional Paid-in Capital	225,940	195,955

Deficit Accumulated During the Development Stage	(269,766)	(206,807)

Total Stockholders’ Deficit	(42,433)	(9,474)

Total Liabilities and Stockholders’ Deficit	$9,179	$25,817

(The accompanying notes are an integral part of these unaudited financial statements)

Zenitech Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From July 28, 2005 (Date of Inception) to March 31, 2011

Revenue	$–	$–	$24,962
Cost of Revenue	–	–	(24,776)

Gross Profit	–	–	186

Expenses
General and administrative	62,959	36,249	269,952

Total Expenses	62,959	36,249	269,952

Net Loss	$(62,959)	$(36,249)	$(269,766)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	13,780,000	13,100,000

(The accompanying notes are an integral part of these unaudited financial statements)

Zenitech Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	From July 28, 2005 (Date of Inception) to March 31, 2011

Operating Activities

Net loss for the period	$(62,959)	$(36,249)	$(269,766)

Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	30,000	30,000	121,280

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,101	(18,333)	41,088

Net Cash Used in Operating Activities	(17,858)	(24,582)	(107,398)

Financing Activities

Due to related party	1,220	(615)	10,524
Proceeds from issuance of common stock	–	58,093	106,053

Net Cash Provided by Financing Activities	1,220	57,478	116,577

(Decrease) Increase in Cash	(16,638)	32,896	9,179

Cash - Beginning of Period	25,817	527	–

Cash - End of Period	$9,179	$33,423	$9,179

Supplemental Disclosures
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these unaudited financial statements)

Zenitech Corporation
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011

1.  Basis of Presentation

The accompanying unaudited interim financial statements of Zenitech Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial position and the results of operations for the interim periods presented.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2010 have been omitted.

2.  Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2011, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Related Party Transactions

At March 31, 2011, the Company was indebted to the President of the Company for $10,524 (December 31, 2010 - $9,304) for expenses paid on behalf of the Company.  The related party advances are payable on demand, unsecured and bear no interest.

4.  Consulting Agreements

a)
On October 1, 2009, the Company entered into two consulting agreements with two different consultants and granted 300,000 shares of its common stock for services performed during the first year of the agreement. Pursuant to the agreement, these shares vested immediately. The shares were valued at $0.20, which is consistent with the price per common share received in the Company’s recent private placement. On October 1, 2010, the Company renewed the consulting agreements with both consultants to extend for an additional term of six months. Pursuant to the extended agreements, the Company agreed to make a payment of either $30,000 cash or issue 150,000 shares of the Company’s stock with a deemed value of $0.20 per share to the consultants. During the three months ending March 31, 2011, the Company accrued and recognized $30,000 in consulting fees.

b)
On February 1, 2009, the Company entered into a consulting agreement for public relations services. On February 1, 2011, the consulting contract was renewed, which resulted in a grant of 150,000 shares valued at $30,000 and was accounted for as share-based compassion expense during the period ended March 31, 2011. The shares were valued at $0.20, which is consistent with the price per common share received in the Company’s recent private placement. This is deemed appropriated due to the fact that the company’s shares are not trading.

5.  Commitments

a)
On March 3, 2010, the Company entered into a license agreement with Guang Wei Qu (the "Licensor"), the owner of a patent in the People’s Republic of China for an environment-friendly floral sleeve product (the “Patent”). The Licensor granted an exclusive world-wide license to the Company to use the Patent and to manufacture, distribute, market, sell, lease and/or license or sub-license all products derived or developed from such Patent. In exchange, the Company will pay the Licensor 12% of all product revenues as royalty fees on a quarterly basis.

b)
On April 15, 2010, the Company entered into an agreement for virtual office with Regus Company. During the period ended March 31, 2011, the Company incurred rental expenses of $618. The monthly rental fee is $199.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to our actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us” and “our” mean Zenitech Corporation.

OVERVIEW

We are a development stage company specializing in the development, manufacture, distribution and marketing of environmentally friendly floral sleeves and wrappers for the floriculture industry.  Our environmentally friendly floral sleeves and wrappers are suitable for use with cut and potted flowers, greens and plants.  We aim to reinvent traditional plastic packaging products to reduce and minimize the use of plastic materials damaging to the environment.  Our vision is to develop products that will become widely accepted in the market.  We intend to develop, market, manufacture and distribute our products.

We were incorporated in the State of Delaware on July 28, 2005 and have our head office at Suite 1200, 1000 N. West Street, Wilmington, DE 19801. We currently do not have any subsidiaries.

As of March 31, 2011, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

Since we no longer provide research services, we will not receive additional revenue from these or other research clients. We intend to concentrate on the business of environmentally friendly floral sleeves and wrappers and the possible development of new, related products.

We are now working with the Chinese inventor, Mr. Guang Wei Qu and his research team. Together, we are researching both the material formula and manufacturing processes for new packaging products.

The license agreement with Mr. Qu gives us an exclusive worldwide perpetual license to use or cause to be used Mr. Qu’s patent and any improvements in any manner and for any purpose whatsoever and including, without limiting the generality of the foregoing, to manufacture, distribute, market, and sell floral sleeves and wrappers anywhere in the world during the continuance of the license agreement.

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
●
We will pay and provide an accounting for the royalty fee quarterly, within ten calendar days after the end of each quarter. The royalty fee will be calculated on all amounts invoiced, or deemed invoiced, in a quarter; and

●	The term of the agreement shall be perpetual and be in full force and effect as long as the terms and conditions of the agreement are being met.

Therefore we plan to focus in the coming months on the development of patented environmentally friendly floral sleeves and wrappers and other applications for the patented technology. We are currently working on finding production facilities for our product in order to contract for the manufacturing or purchase the facilities. We plan to generate revenue from sales of this product, commercializing and marketing the product initially in China, Japan, the United States and Canada.

We have identified the provinces of Ontario and British Columbia of Canada, and the states of California, Florida, Texas, Michigan and North Carolina as our primary target markets in North America. These two provinces and five states represent the largest production and sales of the floriculture industry in North America.  The U.S. National Agricultural Statistics Service states in its Floriculture Crops Summaries found on it website at http://usda.mannlib.cornell.edu/MannUsda/viewDocumentInfo.do?documentID=1072 that in 2008 and 2009, California, Florida, Texas, Michigan and North Carolina represented the largest markets in the U.S. floriculture industry. In 2009, the U.S. National Agricultural Statistics Service reports, the wholesale value of the floriculture industry in these five states was USD $2.53 billion.  Our floral and plant sleeves are for use with potted plants in hanging baskets, potted flowering plants, cut flowers and cut greens.

On our behalf, our consultants have attended 18 flower EXPOs, trade shows and fairs in China for research and marketing for the environmentally friendly floral sleeves and wrappers.

Contract with An Hui Jia Lian Plastic Packaging Machinery Factory

We have also entered into a compostable floral sleeve sample-making service agreement on October 8, 2010 with An Hui Jia Lian Plastic Packaging Machinery Factory. This agreement was attached to our registration statement and filed with the SEC. In our agreement with An Hui Jia Lian Plastic Packaging Factory, An Hui Jia Lian has agreed to provide us with compostable floral sleeve sample-making services. We have agreed to purchase 1000 samples at an estimated 500 RMB. So far we have not paid for or received any of these samples. Previously, pursuant to an oral agreement, we purchased 100 samples of our environmentally friendly floral sleeves made by the An Hui Jia Lian Plastic Packing Factory. We used those samples to market our product to potential customers. The new samples will be in different sizes and colors to show as many varieties we have designed to date. Since November 8, 2010, our consultant, Mr. Yu has been working closely on the samples with the factory engineers and specialists to ensure that the new samples will be made as we want them to be.

Potential Future Agreements withAn Hui Jia Lian Plastic Packaging Machinery Factory

If we are able to raise adequate funds, we intend to enter into future agreements with An Hui Jia Lian Plastic Packaging Machinery Factory which will include (i) An Hui Jia Lian additional services to produce the first inventory of 2 million floral sleeves and wrappers for the market.

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

Mr. Qu and his team continue to attempt to develop new, environmentally-friendly packaging materials and products.  In exchange for obtaining licensing rights similar to those we have for the floral sleeve and wrapper product, we intend to help Mr. Qu apply and pay for additional patent fees if and when he is in a position to apply for them in the future and when we determine it is in our best interests to do so.

Over the next 12 months, we intend to determine whether it is in our best interests to apply for additional patents for the environmentally friendly floral sleeves and wrappers in other countries.  We do not yet know whether we will decide to apply for those patents or, if we do, in which countries we will make the applications.  We do intend to apply for the classification as a biodegradable product from the Biodegradable Products Institute in New York, New York. Over the next 12 months we also intend to establish our fist production plant and retain highly skilled employees and consultants to operate the plant and the marketing and distribution components of our business.  We also intend to complete the development of our marketing plan, enter into agreements with retail flower distributors and wholesale distributors of packaging materials and complete private and/or public financing.

Until we have established a production plant, we intend to contract with An Hui Jia Lian Plastic Packaging Factory to produce the products for us first for any orders we may receive. Also, we have begun talks with An Hui Jia Lian to discuss the possibility of our purchasing machinery from them for the establishment of our own production plant.

We have not yet entered into agreements with any floral businesses, stores, or wholesale distributors of packaging materials for distribution of our product and there is no assurance that we will be able to do so. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so. If we are unable to obtain the necessary financing, we may be forced to cease our business.

Results of Operations for the Three Months ended March 31, 2011 Compared to Three Months ended March 11, 2010, and for the Period from July 28, 2005 (Date of Inception) to March 31, 2011

We did not generate any revenue for the three months ended March 31, 2011 or March 31, 2010. From our inception on July 28, 2005 to March 31, 2011, we generated revenue of $24,962. For the three months ended March 31, 2011 we incurred a net loss of $62,959, compared to a net loss of $36,249 for the three months ended March 31, 2010. From our inception on July 28, 2005 to March 31, 2011, we incurred a net loss of $269,766. Our net loss per share was nil for the three months ended March 31, 2011, and nil for the three months ended March 31, 2010.

Our total operating expenses were $62,959 for the three months ended March 31, 2011, compared to $36,249 for the same period ended March 31, 2010, an increase  of approximately $26,710 that resulted primarily from an increase in our professional fees. From our inception on July 28, 2005 to March 31, 2011, we incurred total operating expenses of $269,952.

Our general and administrative fees for the three months ended March 31, 2011 were $62,959, compared to $36,249 for the same period ended March 31, 2010. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to March 31, 2011, we incurred general and administrative expenses of $269,952.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2011, we had $9,179 in total assets, comprised solely of cash, $51,612 in total liabilities and a working capital deficit of $42,433. As of March 31, 2011 we had an accumulated deficit of $269,766.

For the three months ended March 31, 2011 we spent net cash of $17,858 on operating activities, the majority of which was attributable to our net loss as described above, as offset by the creation of $15,101 in accounts payable and accrued liabilities. For the three months ended March 31, 2010 we spent net cash of $24,582 on operating activities, including $18,333 on the settlement of accounts payable and accrued liabilities. From our inception on July 28, 2005 to March 31, 2011 we spent net cash of $107,398 on operating activities, all of which was attributable to our net loss as described above, as offset by certain adjustments and $41,088 in accounts payable and accrued liabilities.

For the three months ended March 31, 2011 we received net cash of $1,220 from financing activities, all of which was in the form of funds from a related party. For the same period in our prior fiscal year we received $57,478 from financing activities, including $58,093 in proceeds from the issuance of our common stock. From our inception on July 28, 2005 to March 31, 2011 we received net cash of $116,577 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $10,524 from a related party.

Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We expect to require a minimum of $200,000 and a maximum of $625,000 to continue our planned operations for the next 12 months.

There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. To raise the additional funds that we will require, we intend to sell additional shares of our common stock or borrow the money.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Going Concern

We have not generated any significant revenues and are dependent upon obtaining outside financing to carry out our operations and activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, we had accumulated losses since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2011 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive office and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1 A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, we did not make any sales of unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

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

*Filed herewith

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenitech Corporation
(Registrant)

/s/ Hong Yang
Date: May 16, 2011	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)