Form 10-Q/A
period 2011-06-30
Zenitech Corp
filed 2011-08-17
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

Yes[x ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o   Accelerated filer o   Non-accelerated filer o   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No[ x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 12, 2011, there were 14,380,266 shares of common stock, par value $0.0001 outstanding.

1

ZENITECH CORPORATION

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Zenitech Corporation.’s quarterly report of Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6. EXHIBITS

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.7	Compostable Floral Sleeve Sample-making Service Agreement with An Hui Jia Lian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed or furnished as an exhibit to Zenitech Corporation’s quarterly report of Form 10–Q for the quarter ended June 30, 2011.

**Filed herewith

3

 SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenitech Corporation
(Registrant)

/s/ Hong Yang
Date: August 16, 2011	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4

EXHIBIT INDEX

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.7	Compostable Floral Sleeve Sample-making Service Agreement with An Hui Jia Lian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Presentation Linkbase

*Previously filed or furnished as an exhibit to Zenitech Corporation’s quarterly report of Form 10–Q for the quarter ended June 30, 2011.

**Filed herewith

5