Form 10-Q
period 2011-09-30
Zenitech Corp
filed 2011-11-08
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

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

Yes ☐ No ☐

`

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 30, 2011, there were 14,380,266 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Zenitech Corporation

(A Development Stage Company)

September 30, 2011

Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	F-1

Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, and the cumulative totals from July 28, 2005 (Inception) to September 30, 2011 (Unaudited)	F-2

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the cumulative totals from July 28, 2005 (Inception) to September 30, 2011 (Unaudited)	F-3

Notes to the Interim Financial Statements	F-4

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

Current Assets

Cash	$272	$25,817

Total Assets	$272	$25,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$19,418	$25,987
Due to related party	33,802	9,304

Total Liabilities	53,220	35,291

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding		—

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 and 13,780,266 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,438	1,378

Additional Paid-in Capital	315,895	195,955

Deficit Accumulated During the Development Stage	(370,281)	(206,807)

Total Stockholders’ Deficit	(52,948)	(9,474)

Total Liabilities and Stockholders’ Deficit	$272	$25,817

(The accompanying notes are an integral part of these unaudited financial statements)

F-1

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

					From
					July 28, 2005
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$24,962
Cost of Revenue	—	—	—	—	(24,776)

Gross Profit	—	—	—	—	186

Expenses
General and administrative	26,286	39,965	163,474	82,716	370,467

Total Expenses	26,286	39,965	163,474	82,716	370,467

Net Loss	$(26,286)	$(39,965)	$(163,474)	$(82,716)	$(370,281)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	14,380,000	13,758,000	14,213,000	13,494,000

(The accompanying notes are an integral part of these unaudited financial statements)

F-2

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From July 28, 2005 (Date of Inception) to September 30, 2011

Operating Activities

Net loss for the period	$(163,474)	$(82,716)	$(370,281)

Adjustment to reconcile net loss to net cash used in operating activities:	—
Stock issued for consulting services	105,000	30,000	196,280
Expenses paid by related party on behalf of the company	—	7,229	25,324

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,431	(3,673)	34,418

Net Cash Used In Operating Activities	(50,043)	(49,160)	(114,259)

Financing Activities

Due to related party	24,498	(14,692)	8,478
Proceeds from issuance of common stock	—	101,693	106,053

Net Cash Provided by Financing Activities	24,498	87,001	114,531

(Decrease) Increase in Cash	(25,545)	37,841	272

Cash - Beginning of Period	25,817	527	—

Cash - End of Period	$272	$38,368	$272

Non-cash Transactions:
Stock issued for settlement of accounts payable	$15,000	$—	$15,000

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

(The accompanying notes are an integral part of these unaudited financial statements)

F-3

Zenitech Corporation

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2011

1. Basis of Presentation

The accompanying unaudited interim financial statements of Zenitech Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial position and the results of operations for the interim periods presented. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2010 have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2011, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

At September 30, 2011, the Company was indebted to the President of the Company for $33,802 (December 31, 2010 - $9,304) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

4. Common Stock

a)        On February 1, 2011, the Company issued 150,000 shares of common stock at $0.20 per share to a consultant for consulting services. The shares vested immediately and $30,000 of consulting expense was recorded. The shares were valued based on a recent sale of the Company’s common stock at $0.20 per share.

b)       On April 1, 2011, the Company issued 450,000 shares of common stock at $0.20 per share to three consultants in consideration for consulting services of $75,000 and for settlement of accounts payable of $15,000. The shares vested immediately and were valued based on a recent sale of the Company’s common stock at $0.20 per share.

5. Commitment

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

F-4

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

As of September 30, 2011, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

Results of Operations for the Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010, and for the Period from July 28, 2005 (Date of Inception) to September 30, 2011

We did not generate any revenue for the three months ended September 30, 2011 or September 30, 2010. From our inception on July 28, 2005 to September 30, 2011, we generated revenue of $24,962. For the three months ended September 30, 2011 we incurred a net loss of $26,286, compared to a net loss of $39,965 for the three months ended September 30, 2010. From our inception on July 28, 2005 to September 30, 2011, we incurred a net loss of $370,281. Our net loss per share was nil for the three months ended September 30, 2011, and nil for the three months ended September 30, 2010.

Our total operating expenses were $26,286 for the three months ended September 30, 2011, compared to $39,965 for the same period ended September 30, 2010, a decrease of approximately $13,679 that resulted primarily from a decrease in our professional fees. From our inception on July 28, 2005 to September 30, 2011, we incurred total operating expenses of $370,467.

Our general and administrative fees for the three months ended September 30, 2011 were $26,286, compared to $39,965 for the same period ended September 30, 2010. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to September 30, 2011, we incurred general and administrative expenses of $370,467.

Results of Operations for the Nine Months ended September 30, 2011 Compared to Nine Months ended September 30, 2010, and for the Period from July 28, 2005 (Date of Inception) to September 30, 2011

We did not generate any revenue for the nine months ended September 30, 2011 or September 30, 2010. From our inception on July 28, 2005 to September 30, 2011, we generated revenue of $24,962. For the nine months ended September 30, 2011 we incurred a net loss of $163,474, compared to a net loss of $82,716 for the nine months ended September 30, 2010. From our inception on July 28, 2005 to September 30, 2011, we incurred a net loss of $370,281. Our net loss per share was 0.01 for the nine months ended September 30, 2011, and 0.01 for the nine months ended September 30, 2010.

Our total operating expenses were $163,474 for the nine months ended September 30, 2011, compared to $82,716 for the same period ended September 30, 2010, an increase of approximately $80,758 that resulted primarily from an increase in our professional fees. From our inception on July 28, 2005 to September 30, 2011, we incurred total operating expenses of $370,467.

Our general and administrative fees for the nine months ended September 30, 2011 were $163,474, compared to $82,716 for the same period ended September 30, 2010. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to September 30, 2011, we incurred general and administrative expenses of $370,467.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2011, we had $272 in total assets, comprised solely of cash, $53,220 in total liabilities and a working capital deficit of $52,948. As of September 30, 2011 we had an accumulated deficit of $370,281.

For the nine months ended September 30, 2011 we spent net cash of $50,043 on operating activities, the majority of which was attributable to our net loss as described above. For the nine months ended September 30, 2010 we spent net cash of $49,160 on operating activities. From our inception on July 28, 2005 to September 30, 2011 we spent net cash of $114,259 on operating activities, all of which was attributable to our net loss as described above.

For the nine months ended September 30, 2011 we didn’t receive any cash from financing activities, all of which was in the form of funds from a related party. For the same period in our prior fiscal year we received $101,693 from financing activities, which is in proceeds from the issuance of our common stock. From our inception on July 28, 2005 to September 30, 2011 we received net cash of $114,531 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $8,478 from a related party.

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

Going Concern

We have not generated any significant revenues and are dependent upon obtaining outside financing to carry out our operations and activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, we had accumulated losses since inception and we have a working capital deficit. These factors raise substantial doubt regarding our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2011 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

As of September 30, 2011, we had approximately $272 in cash in our bank account. Our ability to obtain the necessary financing to execute our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current corporate structure. There is no guarantee that we will be able to obtain any funding or that we will have sufficient resources to continue to conduct our operations as projected, any of which could mean that we will be forced to discontinue our operations.

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

Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, has sole control over 12,500,000 shares, which is approximately 87% of our issued and outstanding common stock.

Because Ms. Hong owns and controls approximately 87% of our issued and outstanding common stock, she will be able to elect all of our directors and control our operations. She may have an interest in pursuing activities and transactions that involve significant risks; for example, she could cause us to enter into strategic partnerships that create indebtedness. She may also acquire and hold interests in businesses that compete either directly or indirectly with us. If Ms. Hong fails to act in our best interests or fails to adequately manage our operations, you may have difficulty removing her as a director, which could prevent us from becoming profitable.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, we did not make any sales of unregistered securities.

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

Zenitech Corporation
(Registrant)
/Hong Yang/
___________________
Date: November 8, 2011	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

