Form 10-K
period 2011-12-31
Zenitech Corp
filed 2012-03-21
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [  ] No [X]

As of February 28, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $805,935.

As of February 28, 2012, the number of shares issued and outstanding of each of the issuer’s classes of common stock, was 14,380,266 common shares.

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

During the year ended December 31, 2009, we earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to them regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about the compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing the floral sleeves and similar products. We no longer provide research services.

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

Contract with An Hui Jia Lian Plastic Packaging Machinery Factory

We have also entered into a compostable floral sleeve sample-making service agreement on October 8, 2010 with An Hui Jia Lian Plastic Packaging Machinery Factory. This agreement is attached to our registration statement and filed with the SEC at www.sec.gov. In our agreement with An Hui Jia Lian Plastic Packaging Factory, An Hui Jia Lian has agreed to provide us with compostable floral sleeve sample-making services. We have agreed to purchase 1000 samples at an estimated 500 RMB. So far we have not paid for or received any of these samples. Previously, pursuant to an oral agreement, we purchased 1000 samples of our environmentally friendly floral sleeves made by the An Hui Jia Lian Plastic Packing Factory. We used those samples to market our product to potential customers. The new samples will be in different sizes and colors to show as many varieties we have designed to date. Since November 8, 2010, our consultant, Mr. Yu has been working closely on the samples with the Factory engineers and specialists to ensure that the new samples will be made as we want them to be.

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

During the next 12 months (beginning November 2011) we project that we may incur from $280,000 to up to approximately $625,000 in expenses to carry out our business plan. We will adjust our expenses based on the amount of cash we have available. We anticipate that we will spend approximately $20,000 to $40,000 on patent applications in various countries for Mr. Qu’s environmentally friendly floral sleeve and wrapper, and its improvements, if any, or for new products that we may develop, if any, from $20,000 to $40,000 on certification applications to the Biodegradable Products Institute for our environmentally friendly floral sleeve and wrapper, $80,000 to $200,000 on the lease of production facilities/contract manufacturing or the purchase of a production facility and equipment, from $10,000 to $60,000 on marketing and advertising expenses, from $80,000 on general working capital expenses and $125,000 on administrative and overhead expenses. Until we have raised the $280,000 and acquired the production facility and equipment, we will contract with An Hui Jia Lian Plastic Packaging Factory to produce the products for us first for any orders we receive now. Also, we already started to talk with An Hui Jia for the purchasing of machinery.

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

Employees

As of December 31, 2011, we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director, Hong Yang, contributes approximately 80% of her full time to us.

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

7. Our officers and directors are engaged in other business activities and may not devote sufficient time to our affairs, which may prevent us from achieving or maintaining profitability.

Because our officers and directors, who are responsible for our business activities, does not devote all of their working hours to our management and operation, we may not be able to implement our business plan in either the manner we intend or at the speed we propose. Our officers and directors have other obligations and commitments which may cut into the amount of time they are able to devote to our affairs, which may impact the pace of our growth and the progress of our development.

Currently, Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director and contributes approximately 80% of her time to us. The effect of these circumstances may prevent us from achieving or maintaining profitability.

8. We may indemnify our director and officer against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Bylaws allow us to indemnify our director and officer against claims associated with carrying out the duties of her office. Our Bylaws also allow us to reimburse her for the costs of certain legal defenses. Since our officers and directors are aware that they may be indemnified for carrying out the duties of offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our officers and directors files a claim against us for indemnification, the associated expenses could also increase our operating costs.

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

13. It may be difficult to enforce judgments or bring actions outside the United States against our Company and our directors and officers.

It may be difficult to effect service of process and enforcement of legal judgments upon our Company and our officers and directors because they reside outside the United States. As our operations are presently based in China and our key director and officer resides outside the United States, service of process on our directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

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

16. Because our key officer and director will own more than 87% of our issued and outstanding common stock after our initial offering, she will retain control of us and be able to elect our directors. You therefore may not be able to remove her as a director, which could prevent us from becoming profitable.

Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, has sole control over 12,500,000 shares, which is approximately 87% of our issued and outstanding common stock.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least approximately $280,000 to fund our operations and planned activities for the next 12 months (beginning December 31, 2011). If possible, we intend to obtain financing of up to $345,000 in addition to the initial $280,000 that we plan to obtain. Our efforts to acquire financing will likely require us to issue additional equity securities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

Item 2. Properties

Our executive office is located at 1000 N. West Street, Suite 1200, Wilmington, DE 19801.

As of May 1, 2010, we have entered into a lease agreement for this office and begun to recognize rent expenses of approximately $199 per month for a term of One (1) years. This lease renews automatically. No debt has accrued on account of rent payments owed. We feel that this is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2011.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ZNTH” At the close of business on February 28, 2012, there were 14,380,266 shares of our common stock issued and outstanding. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of our common stock for the fiscal years ended December 31, 2011 as follows:

Price Range of Common Stock

Quarter Ended	High	Low

March 31 2011	-	-

June 30 2011	0.51	0.10

September 30 2011	0.51	0.51

December 31 2011	0.51	0.51

We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Holders

At the close of business on February 28, 2012, the common shares of our company were held by approximately fourty-nine (49) shareholders of record. Hong Yang, our director, held 12,500,000 shares (or 87%) of the outstanding common stock.

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

Recent Sales of Unregistered Securities

On January 2, 2011, we issued 21,800 restricted common shares at the price of $0.20 per share to one investor, Xiong Li. We relied on Regulation S, promulgated under Securities Act, as amended, for registration exemption of the issuance because Mr. Li is a non-US resident.

Purchase of Equity Securities by the Issuer and Affiliated Purchaser

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 6 of this registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “ZNTH”. As of December 31, 2011, our common stock was traded at $0.51 per share in the public market.

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

Liquidity and Capital Resources

At December 31, 2011, our company had current assets of $195, comprised solely of cash. Our liabilities were $59,827, resulting in a working capital deficit of $59,632, compared to $25,817 in total assets and total liabilities of $35,291 for the year ended December 31, 2010.

As of December 31, 2011, we had working capital deficit of $59,632 compared to working capital deficit of $9,474 as of December 31, 2010. The difference of $50,158 was primarily a result of our increased expenses for consulting fees and general administrative expenses.

We did not generate any revenues in the year ended December 31, 2011, compared to revenues of $0 generated in the year ended December 31, 2010. We have generated revenues of $24,962 since our inception to December 31, 2011. We have incurred a net loss of $376,965 from inception (July 28, 2005) to December 31, 2011.

As at December 31, 2011, our total current liabilities increased to $59,827 from $35,291 at December 31, 2010, liabilities were comprised of accounts payable items for expenses for consulting fees and general, administrative expenses and loan payable to our President Hong Yang; while total liabilities for the year ended December 31, 2010 consisted of accounts payable items for the loan payable due to President Hong Yang.

Results of Operations – Year ended December 31, 2011

From the date of our incorporation on July 28, 2005 to December 31, 2011, we have been a development stage company that has only generated revenues of $24,976, this was from one client who will not be a recurring or continuing customer.

Our operating expenses are classified primarily into one category:

General and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. Operating expenses the year ended December 31, 2011 were $170,158 compared to $113,664 for the year ended December 31, 2010. The $56,494 increase was primarily due to the increase in legal and audit fees and general administrative expenses.

We incurred a net loss of $170,158 for the year ended December 31, 2011, compared to a net loss of $113,664 for the year ended December 31, 2010. The substantial increase in the net loss of $56,494 was primarily a result of our increased expenses for consulting fees and general administrative expenses.

We do not expect to make any significant changes in our number of employees over the next twelve months.

We do not expect any significant sale or purchase of plant or equipment over the next twelve months.

We expect to require a minimum of $280,000 up to a maximum of $625,000 to continue our planned operations over the 12 months. Our proposed expenditures (beginning December 31, 2011) for that time period are summarized as follows:

Description	Estimated Expenses (Minimum Budget) ($)	Estimated Expenses (Maximum Budget) ($)
Purchase of production facility	Nil	200,000
Patent applications	20,000	40,000
Application for certification from the Biodegradable Products Institute	20,000	40,000
Lease of production facilities	80,000	Nil
Working capital (raw materials, labor, packaging, transportation, other expenses related to production)	80,000	100,000
Marketing and advertising expenses (marketing campaigns, website development, brand and product concept and design, etc.)	10,000	60,000
professional consulting fees (including legal, accounting and auditing fees)	35,000	45,000
Investor relations expenses	5,000	10,000
Transfer agent expenses	5,000	5,000
General and administrative expenses	25,000	125,000
Total	280,000	625,000

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2011, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2011 approximate their carrying values.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Zenitech Corporation

(A Development Stage Company)

December 31, 2011

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Deficit	F–4

Statement of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zenitech Corporation

(A Development Stage Company)

Wilmington, Delaware

We have audited the accompanying balance sheets of Zenitech Corporation (a Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended, and for the period from July 28, 2005 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenitech Corporation at December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from July 28, 2005 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in the development stage with limited operating history, no revenues, no historical profitability, and has limited available funds that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 20, 2012

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash	$195	$25,817
Total Assets	$195	$25,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,935	$25,987
Due to related party	40,892	9,304
Total Liabilities	59,827	35,291

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	–	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 and 13,780,266 shares issued and outstanding as of December 31, 2011 and 2010, respectively	1,438	1,378
Additional Paid-in Capital	315,895	195,955
Deficit Accumulated During the Development Stage	(376,965)	(206,807)
Total Stockholders’ Deficit	(59,632)	(9,474)
Total Liabilities and Stockholders’ Deficit	$195	$25,817

(The accompanying notes are an integral part of these financial statements)

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

			From
			July 28, 2005
	For the Year	For the Year	(Date of Inception)
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue	$–	$–	$24,962
Cost of Revenue	–	–	(24,776)
Gross Profit	–	–	186

Expenses
General and administrative	170,158	113,664	377,151
Total Expenses	170,158	113,664	377,151

Net Loss	$(170,158)	$(113,664)	$(376,965)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	14,254,000	13,886,000

(The accompanying notes are an integral part of these financial statements)

Zenitech Corporation

(A Development Stage Company)

Statement of Stockholders’ Deficit

From July 28, 2005 (Date of Inception) to December 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total
Balance –July 28, 2005 (Date of Inception) to December 31, 2008	–	$–	$–	$–	$–
Founder shares	12,800,000	1,280	–	–	1,280
Shares issued for consulting services	300,000	30	59,970	–	60,000
Net loss for the year	–	–	–	(93,143)	(93,143)
Balance – December 31, 2009	13,100,000	1,310	59,970	(93,143)	(31,863)
Shares issued for consulting services	150,000	15	29,985	–	30,000
Common shares issued at $0.20 per share	530,266	53	106,000	–	106,053
Net loss for the year	–	–	–	(113,664)	(113,664)
Balance – December 31, 2010	13,780,266	1,378	195,955	(206,807)	(9,474)
Shares issued for consulting services	525,000	52	104,948	–	105,000
Shares issued for settlement of accounts payable	75,000	8	14,992	–	15,000
Net loss for the year	–	–	–	(170,158)	(170,158)
Balance – December 31, 2011	14,380,266	$1,438	$315,895	$(376,965)	$(59,632)

(The accompanying notes are an integral part of these financial statements)

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	From July 28, 2005 (Date of Inception) to December 31, 2011

Operating Activities
Net loss for the period	$(170,158)	$(113,664)	$(376,965)
Adjustment to reconcile net loss to net cash used in operating activities:	–
Stock issued for consulting services	105,000	30,000	196,280
Expenses paid by related party on behalf of the company	–	11,267	25,324
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,948	7,654	33,935
Net Cash Used In Operating Activities	(57,210)	(64,743)	(121,426)

Financing Activities
Due to related party	31,588	–	31,588
Repayments to related party		(16,020)	(16,020)
Proceeds from issuance of common stock	–	106,053	106,053
Net Cash Provided by Financing Activities	31,588	90,033	121,621
(Decrease) Increase in Cash	(25,622)	25,290	195
Cash - Beginning of Period	25,817	527	–
Cash - End of Period	$195	$25,817	$195

Non-cash Transactions:
Stock issued for settlement of accounts payable	$15,000	$–	$15,000

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these financial statements)

Zenitech Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

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

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based payments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s functional and reporting currency is the United States dollar. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) in common stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current earnings

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

Zenitech Corporation

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011

2.	Summary of Significant Accounting Policies (continued)

h)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

i)	Cost of Revenue

Cost of revenue consists primarily of material costs, freight charges, direct labor, overhead and related costs, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

j)	Shipping and Handling Costs

Shipping and handling costs for freight expense on goods shipped is included in cost of revenue. Shipping and handling costs, to the extent billed to customers, are included in revenue. There were no shipping or handling costs incurred since inception.

k)	Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs incurred since inception.

l)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Related Party Transactions

At December 31, 2011, the Company was indebted to the President of the Company for $40,892 (2010 - $9,304) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

5.	Common Stock

a)	On February 1, 2011, the Company issued 150,000 shares of common stock at $0.20 per share to a consultant for consulting services. The shares vested immediately and $30,000 of consulting expense was recorded. The shares were valued based on a recent sale of the Company’s common stock at $0.20 per share. See Note 5(b).

b)	On April 1, 2011, the Company issued 450,000 shares of common stock at $0.20 per share to three consultants in consideration for consulting services of $75,000 and for settlement of accounts payable of $15,000. The shares vested immediately and were valued based on a recent sale of the Company’s common stock at $0.20 per share.

6.	Commitment

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

December 31, 2011

7.	Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The estimate net operating loss carry forwards of approximately $65,000 begin to expire in 2031. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2011	December 31, 2010
Income tax benefit at statutory rate	$170,158	$113,664
Stock issued for consulting services	(105,000)	(30,000)
Valuation allowance change	(65,158)	(83,664)
Provision for income taxes	$–	$–

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards. The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforward	$61,433	$39,279
Valuation allowance	(61,433)	(39,279)
Net deferred income tax asset	$–	$–

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the end of the fiscal year ended December 31, 2011.  This evaluation was based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors, Executive Officers, Promoters and Control Persons

Our directors hold office until the next annual meeting of the stockholders or until her successor has been elected and qualified. The officers of our company are appointed by our directors and hold office until their death, resignation or removal from office. As of December 31, 2011, the names, age, positions held, and dates first elected or appointed of our directors and executive officers are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hong Yang	Director, President, Secretary and Treasurer	41	July 2005
Mo You Yu	Director	48	March 2011

Business Experience

Hong Yang

Ms. Hong Yang has been the President, Treasurer, Secretary and sole director of Zenitech Corporation since July 28, 2005 (inception of the Company) and is our original founder. For the last five years, her focus has been in the business development in the health care industry in China.

Mo You Yu

Ms. Yu has been appointed as our director since March 23, 2011. Mr. Yu got his bachelor degree in International Finance and World Economics in Shanghai University of Finance and Economics of China, and he is also trained in accounting in Canada and has got his master’s degree in International Management from the Whitworth University School of Global Commerce and Management in the United States of America. He was a project investment banker having worked in Bank of China Shanghai Branch for about six years. His portfolios included many multimillion-dollar overseas joint venture projects in manufacturing, construction, off-shore oil exploration, health care, hospitality and agricultural industries. He also served as board members in some of the above corporations. For the past nine years, he organized over a dozen official delegations from China to both Canada and the US for professional training and exchange programs in the health care field. He has also assisted a US company in identifying, evaluating, contracting and outsourcing Chinese manufacturers for a plastic liner bag product for the North American market.

Mr. Yu has not previously held any positions as a director or officer of a public company and has been appointed as our director since March 23, 2011. .

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Nomination for Directors

All proceedings of the board of directors for the year ended December 31, 2011 were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the proceedings of the director.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Hong Yang, at the address appearing on the first page of this annual report.

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

Item 11. Executive Compensation

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended December 31, 2011.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended December 31, 2011:

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options granted	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Yang, President Secretary Treasurer and Director	2011	-	-	-	-	-	-	-	-

(1)	Hong Yang is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director.

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

Stock Options and Stock Appreciation Rights

From the date of inception July 28, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

As of the date of this annual report on Form 10-K, we have not adopted a stock option plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hong Yang	-	-	-	-	-	-	-	-	-
Mo You Yu	-	-	-	-	-	-	-	-	-

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

On January 9, 2009 we issued 12,800,000 shares of our common stock to Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director, as founder shares and in exchange for the services she rendered to us. The shares were recorded at par value, which is equal to $0.0001 per share.

On October 17, 2011, Hong Yang transferred her shares of 300,000 to a consultant as partial legal fees.

On October 1, 2009, we issued 150,000 shares of our common stock to Mo You Yu, our director for the services he rendered to us. The shares were recorded at $0.20 per shares.

On May 12, 2010, Mr. Mo You Yu purchased 80,000 shares of our common stock at a price of $0.20 per shares through our private placement.

On October 1, 2010, we issued 75,000 shares of our common stock to Mr. Mo You Yu, our director for the services he rendered to us. The shares were recorded at $0.20 per shares.

On April 11, 2011, we issued 75,000 shares of our common stock to Mr. Mo You Yu, our director for the services he rendered to us. The shares were recorded at $0.20 per shares.

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended December 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Granted	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hong Yang	-	-	-	-	-	-	-
Mo You Yu	-	-	-	-	-	-	-

Employment Contracts, Termination of Employment and Change In Control Arrangements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

As of December 31, 2011 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director, Hong Yang, contributes approximately 80% of her time to us.

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

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)(2)
Hong Yang Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	12,500,000	(3)	87%
Mo You Yu Room 501, 1565 Caobao Rd, Shanghai, China	380,000	(4)	2.6%
Total (directors and officers as a group)	12,880,000		89.6%

(1)	Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011.

(2)	Based on 14,380,266 shares outstanding as of December 31, 2011.

(3)	Of these, 12,500,000 are held directly by Hong Yang.

(4)	Of these, 380,000 are held directly by Mo You Yu.

Item 13. Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year December 31, 2011, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

Ms. Hong Yang was been our President, Treasurer, Secretary and director since our inception (July 28, 2005). She is also our original founder.

On January 9, 2009 we issued 12,800,000 shares of our common stock to Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, as founder shares. The shares were recorded at par value, which is equal to $0.0001 per share.

On October 17, 2011, Hong Yang transferred her shares of 300,000 to a consultant as partial legal fees.

On October 1, 2009, we issued 150,000 shares of our common stock to Mr. Mo You Yu, our director for the services he rendered to us. The shares were recorded at $0.20 per shares.

On May 12, 2010, Mr. Mo You Yu purchased 80,000 shares of our common stock at a price of $0.20 per shares through our private placement.

On October 1, 2010, we issued 75,000 shares of our common stock to Mr. Mo You Yu, our director for the services he rendered to us. The shares were recorded at $0.20 per shares.

On April 11, 2011, we issued 75,000 shares of our common stock to Mr. Mo You Yu, our director for the services he rendered to us. The shares were recorded at $0.20 per shares.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended December 31, 2010 and December 31, 2011:

Services	2011	2010
Audit fees	$14,250	15,000
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$14,250	15,000

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Malone Bailey LLP for the fiscal years ended December 31, 2011 and December 31, 2010 in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits, Financial Statements and Schedules

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (atattached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.7	Compostable Floral Sleeve Sample-making Service Agreement with An Hui Jia Lian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(23)	Consents of Experts & Counsel

23.1*	Consent of Independent Auditor (Consent of Malone Bailey LLP, Chartered Accountants) dated March 9, 2011

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	XBRL related documents

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENITECH CORPORATION

March 20, 2012	/s/ Hong Yang
Hong Yang
Chief Executive Officer, President and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

