Form 10-Q
period 2012-03-31
Zenitech Corp
filed 2012-05-09
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2012, there were 14,380,266 shares of common stock, par value $0.0001 outstanding.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	[Remove and Reserved]
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Zenitech Corporation

(A Development Stage Company)

March 31, 2012

Index

Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	F-1

Statements of Operations for the three months ended March 31, 2012 and 2011, and the cumulative totals from July 28, 2005 (Inception) to March 31, 2012 (Unaudited)	F-2

Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the cumulative totals from July 28, 2005 (Inception) to March 31, 2012 (Unaudited)	F-3

Notes to the Interim Financial Statements	F-4

3

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$606	$195
Total Assets	$606	$195

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$25,842	$18,935
Due to related party	51,607	40,892
Total Liabilities	77,449	59,827

Stockholders’ Deficit
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	–	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 and 14,380,266 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,438	1,438
Additional Paid-in Capital	315,895	315,895
Deficit Accumulated During the Development Stage	(394,176)	(376,965)
Total Stockholders’ Deficit	(76,843)	(59,632)
Total Liabilities and Stockholders’ Deficit	$606	$195

(The accompanying notes are an integral part of these unaudited financial statements)

F-1

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31 2011	From July 28, 2005 (Date of Inception) to March 31, 2012

Revenue	$–		$24,962
Cost of Revenue	–	$––	(24,776)

Gross Profit	–	–	186

Expenses
General and administrative	17,211	62,959	394,362

Total Expenses	17,211	62,959	394,362

Net Loss	$(17,211)	$(62,959)	$(394,176)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,380,000	13,780,000

(The accompanying notes are an integral part of these unaudited financial statements)

F-2

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31 2011	From July 28, 2005 (Date of Inception) to March 31, 2012

Operating Activities
Net loss for the period	$(17,211)	$(62,959)	$(394,176)
Adjustment to reconcile net loss to net cash used in operating activities:	–
Stock issued for consulting services	–	30,000	196,280
Expenses paid by related party on behalf of the company	–	–	25,324
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,907	15,101	40,842
Net Cash Used In Operating Activities	(10,304)	(17,858)	(131,730)
Financing Activities
Due to related party	10,715	1,220	26,283
Proceeds from issuance of common stock	–	–	106,053
Net Cash Provided by Financing Activities	10,715	1,220	132,336
(Decrease) Increase in Cash	411	(16,638)	606
Cash - Beginning of Period	195	25,817	–
Cash - End of Period	$606	$9,179	$606

Non-cash Transactions:
Stock issued for settlement of accounts payable	$–	$–	$15,000

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these unaudited financial statements)

F-3

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Zenitech Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements contained in the Company’s Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the terim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2011 have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

At March 31, 2012, the Company was indebted to the President of the Company for $51,607 (December 31, 2011 - $40,892) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

4.	Consulting Agreements

a)	On October 1, 2009, the Company entered into two consulting agreements with two different consultants and issued 300,000 shares of common stock for services performed during the first year of the agreement. The shares were valued at $0.20 per share, which is consistent with the price per share received in the Company’s recent private placement. On October 1, 2010, the Company renewed the consulting agreements with both consultants to extend for an additional term of six months. Pursuant to the extended agreements, the Company agreed to make a payment of either $30,000 or issue 150,000 shares of common stock with a deemed value of $0.20 per share to the consultants. On April 1, 2011, the Company renewed the consulting agreements with both consultants to extend for an additional term of six months. Pursuant to the extended agreements, the Company agreed to make a payment of either $30,000 or issue 150,000 shares of common stock with a deemed value of $0.20 per share to the consultants. As at March 31, 2012, the Company has issued 300,000 shares of common stock valued at $0.20 per share, which is consistent with the price per share received in the Company’s recent private placement. This is deemed appropriate due to the fact that the Company’s shares were not trading at the time of issuance.

b)	On February 1, 2009, the Company entered into a consulting agreement for public relations services. On February 1, 2011, the Company renewed the consulting agreement to extend for an additional term of six months. Pursuant to the extended agreement, the Company issued 150,000 shares of common stock with a deemed value of $0.20 per share to the consultant. As at March 31, 2012, the Company has issued 150,000 shares of common stock valued at $0.20 per share, which is consistent with the price per share received in the Company’s recent private placement. This is deemed appropriate due to the fact that the Company’s shares were not trading at the time of issuance.

c)	On April 1, 2011, the Company entered into a consulting agreement for the provision of international business development and marketing services for an initial term of twelve months in consideration for $30,000 payable by the issuance of 150,000 shares of common stock. This agreement may be extended for an additional year in consideration for $30,000 payable by the issuance of 150,000 shares of common stock. As at March 31, 2012, the Company has issued 150,000 shares of common stock valued at $0.20 per share, which is consistent with the price per share received in the Company’s recent private placement. This is deemed appropriate due to the fact that the Company’s shares were not trading at the time of issuance.

5.	Commitment

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

As of March 31, 2012, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

Contract with AnHuiJiaLian Plastic Packaging Machinery Factory

We have also entered into a compostable floral sleeve sample-making service agreement on October 8, 2010 with An HuiJiaLian Plastic Packaging Machinery Factory. This agreement was attached to our registration statement and filed with the SEC. In our agreement with An HuiJiaLian Plastic Packaging Factory, An HuiJiaLian has agreed to provide us with compostable floral sleeve sample-making services. We have agreed to purchase 1000 samples at an estimated 500 RMB. So far we have not paid for or received any of these samples. Previously, pursuant to an oral agreement, we purchased 100 samples of our environmentally friendly floral sleeves made by the An HuiJiaLian Plastic Packing Factory. We used those samples to market our product to potential customers. The new samples will be in different sizes and colors to show as many varieties we have designed to date. Since November 8, 2010, our consultant, Mr. Yu has been working closely on the samples with the factory engineers and specialists to ensure that the new samples will be made as we want them to be.

Potential Future Agreements withAnHuiJiaLian Plastic Packaging Machinery Factory

If we are able to raise adequate funds, we intend to enter into future agreements with An HuiJiaLian Plastic Packaging Machinery Factory which will include (i) An HuiJiaLianadditional services to produce the first inventory of 2 million floral sleeves and wrappers for the market.

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

Over the next 12 months, we intend to determine whether it is in our best interests to apply for additional patents for the environmentally friendly floral sleeves and wrappers in other countries. We do not yet know whether we will decide to apply for those patents or, if we do, in which countries we will make the applications. We do intend to apply for the classification as a biodegradable product from the Biodegradable Products Institute in New York, New York. Over the next 12 months we also intend to establish our first production plant and retain highly skilled employees and consultants to operate the plant and the marketing and distribution components of our business. We also intend to complete the development of our marketing plan, enter into agreements with retail flower distributors and wholesale distributors of packaging materials and complete private and/or public financing.

Until we have established a production plant, we intend to contract with An HuiJiaLian Plastic Packaging Factory to produce the products for us first for any orders we may receive. Also, we have begun talks with An HuiJiaLian to discuss the possibility of our purchasing machinery from them for the establishment of our own production plant.

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

Results of Operations for the Three Months ended March 31, 2012 Compared to Three Months ended March 11, 2011, and for the Period from July 28, 2005 (Date of Inception) to March 31, 2012

We did not generate any revenue for the three months ended March 31, 2012 or March 31, 2011. From our inception on July 28, 2005 to March 31, 2012, we generated revenue of $24,962. For the three months ended March 31, 2012 we incurred a net loss of $17,211, compared to a net loss of $62,959 for the three months ended March 31, 2011. From our inception on July 28, 2005 to March 31, 2012, we incurred a net loss of $394,176. Our net loss per share was nil for the three months ended March 31, 2012, and nil for the three months ended March 31, 2011.

Our total operating expenses were $17,211 for the three months ended March 31, 2012, compared to $62,959 for the same period ended March 31, 2011, a decrease of approximately $45,748 that resulted primarily from a decrease in our professional fees. From our inception on July 28, 2005 to March 31, 2012, we incurred total operating expenses of $394,362.

Our general and administrative fees for the three months ended March 31, 2012 were $17,211, compared to $62,959 for the same period ended March 31, 2011. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to March 31, 2012, we incurred general and administrative expenses of $394,362.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2012, we had $606 in total assets, comprised solely of cash, $77,449 in total liabilities and a working capital deficit of $76,843. As of March 31, 2012 we had an accumulated deficit of $394,176.

As of March 31, 2011, we had $195 in total assets, comprised solely of cash, $59,827 in total liabilities and a working capital deficit of $59,632. As of March 31, 2011 we had an accumulated deficit of $376,965.

For the three months ended March 31, 2012 we spent net cash of $10,304 on operating activities, the majority of which was attributable to our net loss as described above, as offset by the creation of $6,907 in accounts payable and accrued liabilities. For the three months ended March 31, 2011 we spent net cash of $17,858 on operating activities. From our inception on July 28, 2005 to March 31, 2012 we spent net cash of $131,730 on operating activities, all of which was attributable to our net loss as described above, as offset by certain adjustments and $40,842 in accounts payable and accrued liabilities.

For the three months ended March 31, 2012 we received net cash of $10,715 from financing activities, all of which was in the form of funds from a related party. For the same period in our prior fiscal year we received $1,220 from financing activities, all of which was in the form of funds from a related party. From our inception on July 28, 2005 to March 31, 2012 we received net cash of $132,336 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $26,283 from a related party.

Our capital requirements relating to the manufacturing and marketing of our products have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize proposed products. We expect to require a minimum of $280,000 and a maximum of $625,000 to continue our planned operations for the next 12 months.

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

Going Concern

We have not generated any significant revenues and are dependent upon obtaining outside financing to carry out our operations and activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, we had accumulated losses since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2012 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we did not make any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. DongzhuFeng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.7	Compostable Floral Sleeve Sample-making Service Agreement with An HuiJiaLian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	XBRL (eXtensible Business Reporting Language)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*Filed herewith

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenitech Corporation
(Registrant)

/s/ Hong Yang
Date: May 9, 2012	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

