Form 10-Q
period 2012-06-30
Zenitech Corp
filed 2012-08-01
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ___________

Commission File No. 333-169494

ZENITECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0360626
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 10, 2012, there were 14,380,266 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Zenitech Corporation

(A Development Stage Company)

June 30, 2012

Index

Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	F-1

Statements of Operations for the three and six months ended June 30, 2012 and 2011, and the cumulative totals from July 28, 2005 (Inception) to June 30, 2012 (Unaudited)	F-2

Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and the cumulative totals from July 28, 2005 (Inception) to June 30, 2012 (Unaudited)	F-3

Notes to the Unaudited Interim Financial Statements	F-4

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Current Assets

Cash	$476	$195

Total Assets	$476	$195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$19,448	$18,935
Due to related party	63,071	40,892

Total Liabilities	82,519	59,827

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 and 14,380,266 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,438	1,438

Additional Paid-in Capital	315,895	315,895

Deficit Accumulated During the Development Stage	(399,376)	(376,965)

Total Stockholders’ Deficit	(82,043)	(59,632)

Total Liabilities and Stockholders’ Deficit	$476	$195

(The accompanying notes are an integral part of these unaudited financial statements)

F-1

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From July 28, 2005 (Date of Inception) to June 30, 2012

Revenue	$–	$–	$–	$–	$2 4,962
Cost of Revenue	–	–	–	–	(24,776)

Gross Profit	–	–	–	–	186

Expenses
General and administrative	5,200	74,229	22,411	137,188	399,562

Total Expenses	5,200	74,229	22,411	137,188	399,562

Net Loss	$(5,200)	$(74,229)	$(22,411)	$(137,188)	$(399,376)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	14,380,000	14,375,000	14,380,000	14,128,000

(The accompanying notes are an integral part of these unaudited financial statements)

F-2

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	From July 28, 2005 (Date of Inception) to June 30, 2012

Operating Activities

Net loss for the period	$(22,411)	$(137,188)	$(399,376)

Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	–	105,000	196,280
Expenses paid by related party on behalf of the company	–	–	25,324

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	513	(2,464)	34,448

Net Cash Used In Operating Activities	(21,898)	(34,652)	(143,324)

Financing Activities

Due to related party	22,179	9,518	37,747
Proceeds from issuance of common stock	–	–	106,053
Net Cash Provided by Financing Activities	22,179	9,518	143,800
(Decrease) Increase in Cash	281	(25,134)	476

Cash - Beginning of Period	195	25,817	–
Cash - End of Period	$4 76	$6 83	$4 76

Non-cash Transactions:
Stock issued for settlement of accounts payable	$–	$15,000	$15,000

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these unaudited financial statements)

F-3

Zenitech Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2012

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Zenitech Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2011 have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

At June 30, 2012, the Company was indebted to the President of the Company for $63,071 (December 31, 2011 - $40,892) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

F-4

Zenitech Corporation

(A Development Stage Company)

Notes to the Unaudited Financial Statements

June 30, 2012

4.	Commitment

On March 3, 2010, the Company entered into a license agreement with Guang Wei Qu (the “Licensor”), the owner of a patent in the People’s Republic of China for an environment-friendly floral sleeve product (the “Patent”). The Licensor granted an exclusive world-wide license to the Company to use the Patent and to manufacture, distribute, market, sell, lease and/or license or sub-license all products derived or developed from such Patent. In exchange, the Company will pay 12% of all product revenues as royalty fees on a quarterly basis.

F-5

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

As of June 30, 2012, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

Results of Operations for the Three Months ended June 30, 2012 Compared to Three Months ended June 30, 2011, and for the Period from July 28, 2005 (Date of Inception) to June 30, 2012

We did not generate any revenue for the three months ended June 30, 2012 or June 30, 2011. From our inception on July 28, 2005 to June 30, 2012, we generated revenue of $24,962. For the three months ended June 30, 2012 we incurred a net loss of $5,200, compared to a net loss of $74,229 for the three months ended June 30, 2011. From our inception on July 28, 2005 to June 30, 2012, we incurred a net loss of $399,376. Our net loss per share was nil for the three months ended June 30, 2012, and 0.01 for the three months ended June 30, 2011.

Our general and administrative fees for the three months ended June 30, 2012 were $5,200, compared to $74,229 for the same period ended June 30, 2011. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to June 30, 2012, we incurred general and administrative expenses of $399,562.

Results of Operations for the Six Months ended June 30, 2012 Compared to Six Months ended June 30, 2011, and for the Period from July 28, 2005 (Date of Inception) to June 30, 2012

We did not generate any revenue for the six months ended June 30, 2012 or June 30, 2011. From our inception on July 28, 2005 to June 30, 2012, we generated revenue of $24,962. For the six months ended June 30, 2012 we incurred a net loss of $22,411, compared to a net loss of $137,188 for the six months ended June 30, 2011. From our inception on July 28, 2005 to June 30, 2012, we incurred a net loss of $399,376. Our net loss per share was nil for the six months ended June 30, 2012, and 0.01 for the six months ended June 30, 2011.

Our general and administrative fees for the six months ended June 30, 2012 were $22,411, compared to $137,188 for the same period ended June 30, 2011. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to June 30, 2012, we incurred general and administrative expenses of $399,562.

Liquidity and Capital Resources

Working Capital and Operations

As of June 30, 2012, we had $476 in total assets, comprised solely of cash, $82,519 in total liabilities and a working capital deficit of $82,043. As of June 30, 2012 we had an accumulated deficit of $399,376.

For the six months ended June 30, 2012 we spent net cash of $21,898 on operating activities, the majority of which was attributable to our net loss as described above. For the six months ended June 30, 2011 we spent net cash of $34,652 on operating activities. From our inception on July 28, 2005 to June 30, 2012 we spent net cash of $143,324 on operating activities, all of which was attributable to our net loss as described above.

For the six months ended June 30, 2012 we received $22,179 from financing activities, all of which was in the form of funds from a related party. For the same period in our prior fiscal year we received $9,518 from financing activities, all of which was in the form of funds from a related party. From our inception on July 28, 2005 to June 30, 2012 we received net cash of $143,800 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $37,747 from a related party.

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

Going Concern

We have not generated any significant revenues and are dependent upon obtaining outside financing to carry out our operations and activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, we had accumulated losses since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2012 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, we did not make any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Item Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)
3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
(10)	Material Contracts
10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. DongzhuFeng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
10.7	Compostable Floral Sleeve Sample-making Service Agreement with An HuiJiaLian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)
(31)	Section 302 Certification
31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	XBRL Related Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*Filed herewith

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenitech Corporation
(Registrant)

/s/ Hong Yang
Date: August 1, 2012	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

