Form 10-Q
period 2012-09-30
Zenitech Corp
filed 2012-11-02
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Telephone: (604) 632-1284

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 21, 2012, there were 14,380,266 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Zenitech Corporation

(A Development Stage Company)

September 30, 2012

Index

Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-1

Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, and the cumulative totals from July 28, 2005 (Inception) to September 30, 2012 (Unaudited)	F-2

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the cumulative totals from July 28, 2005 (Inception) to September 30, 2012 (Unaudited)	F-3

Notes to the Interim Financial Statements	F-4

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Current Assets

Cash	$400	$195
Total Assets	$400	$195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$19,796	$18,935
Due to related party	72,922	40,892
Total Liabilities	92,718	59,827

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 and 14,380,266 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,438	1,438

Additional Paid-in Capital	315,895	315,895

Deficit Accumulated During the Development Stage	(409,651)	(376,965)
Total Stockholders’ Deficit	(92,318)	(59,632)
Total Liabilities and Stockholders’ Deficit	$400	$195

(The accompanying notes are an integral part of these unaudited financial statements)

F-1

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From July 28, 2005 (Date of Inception) to September 30, 2012

Revenue	$–	$–	$–	$–	$24,962
Cost of Revenue	–	–	–	–	(24,776)

Gross Profit	–	–	–	–	186

Expenses
General and administrative	10,275	26,286	32,686	163,474	409,837

Total Expenses	10,275	26,286	32,686	163,474	409,837

Net Loss	$(10,275)	$(26,286)	$(32,686)	$(163,474)	$(409,651)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	14,380,000	14,380,000	14,380,000	14,213,000

(The accompanying notes are an integral part of these unaudited financial statements)

F-2

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	From July 28, 2005 (Date of Inception) to September 30, 2012

Operating Activities

Net loss for the period	$(32,686)	$(163,474)	$(409,651)

Adjustment to reconcile net loss to net cash used in operating activities:	–
Stock issued for consulting services	–	105,000	196,280
Expenses paid by related party on behalf of the company	–	–	25,324

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	861	8,431	34,796

Net Cash Used In Operating Activities	(31,825)	(50,043)	(153,251)

Financing Activities

Due to related party	32,030	24,498	47,598
Proceeds from issuance of common stock	–	–	106,053

Net Cash Provided by Financing Activities	32,030	24,498	153,651

Increase(Decrease) in Cash	205	(25,545)	400

Cash - Beginning of Period	195	25,817	–

Cash - End of Period	$400	$272	$400

Non-cash Transactions:
Stock issued for settlement of accounts payable	$–	$15,000	$15,000

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

(The accompanying notes are an integral part of these unaudited financial statements)

F-3

Zenitech Corporation

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

(Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

At September 30, 2012, the Company was indebted to the President of the Company for $72,922 (December 31, 2011 - $40,892) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

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

F-4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of September 30, 2012, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

Potential Future Agreements with An HuiJiaLian Plastic Packaging Machinery Factory

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

Results of Operations for the Three Months ended September 30, 2012 Compared to Three Months ended September 30, 2011, and for the Period from July 28, 2005 (Date of Inception) to September 30, 2012

We did not generate any revenue for the three months ended September 30, 2012 or September 30, 2011. From our inception on July 28, 2005 to September 30, 2012, we generated revenue of $24,962. For the three months ended September 30, 2012 we incurred a net loss of $10,275, compared to a net loss of $26,286 for the three months ended September 30, 2011. From our inception on July 28, 2005 to September 30, 2012, we incurred a net loss of $409,651. Our net loss per share was nil for the three months ended September 30, 2012, and nil for the three months ended September 30, 2011.

Our general and administrative fees for the three months ended September 30, 2012 were $10,275, compared to $26,286 for the same period ended September 30, 2011. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to September 30, 2012, we incurred general and administrative expenses of $409,837.

Results of Operations for the Nine Months ended September 30, 2012 Compared to Nine Months ended September 30, 2011, and for the Period from July 28, 2005 (Date of Inception) to September 30, 2012

We did not generate any revenue for the nine months ended September 30, 2012 or September 30, 2011. From our inception on July 28, 2005 to September 30, 2012, we generated revenue of $24,962. For the nine months ended September 30, 2012 we incurred a net loss of $32,686, compared to a net loss of $163,474 for the nine months ended September 30, 2011. From our inception on July 28, 2005 to September 30, 2012, we incurred a net loss of $409,651. Our net loss per share was nil for the nine months ended September 30, 2012, and 0.01 for the nine months ended September 30, 2011.

Our general and administrative fees for the nine months ended September 30, 2012 were $32,686, compared to $163,474 for the same period ended September 30, 2011. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to September 30, 2012, we incurred general and administrative expenses of $409,837.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2012, we had $400 in total assets, comprised solely of cash, $92,718 in total liabilities and a working capital deficit of $92,318. As of September 30, 2012 we had an accumulated deficit of $409,651.

For the nine months ended September 30, 2012 we spent net cash of $31,825 on operating activities, the majority of which was attributable to our net loss as described above. For the nine months ended September 30, 2011 we spent net cash of $50,043 on operating activities. From our inception on July 28, 2005 to September 30, 2012 we spent net cash of $153,251 on operating activities, all of which was attributable to our net loss as described above.

For the nine months ended September 30, 2012 we received $32,030 from financing activities, all of which was in the form of funds from a related party. For the same period in our prior fiscal year we received $24,498 from financing activities, all of which was in the form of funds from a related party. From our inception on July 28, 2005 to September 30, 2012 we received net cash of $153,651 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $47,598 from a related party.

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

Going Concern

We have not generated any significant revenues and are dependent upon obtaining outside financing to carry out our operations and activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, we had accumulated losses since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2012 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we did not make any sales of unregistered securities.

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

Zenitech Corporation
(Registrant)

/s/ Hong Yang
Date: November 14,2012	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

