Form 10-K
period 2012-12-31
Zenitech Corp
filed 2013-03-19
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Telephone: 604-687-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was approximately $918,135.

As of February 28, 2013, the number of shares issued and outstanding of each of the issuer’s classes of common stock, was 14,380,266 common shares.

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

Expenses

We estimate that the further development, manufacture and commercialization of our product. We intend to help Mr. Qu apply and pay for additional patent fees if and when he is in a position to apply for them in the future and when we determine it is in the best interests of the company to do so.

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

During the next 12 months (beginning December 2012) we project that we may incur from $200,000 to up to approximately $625,000 in expenses to carry out our business plan. We will adjust our expenses based on the amount of cash we have available. We anticipate that we will spend approximately $20,000 to $40,000 on patent applications in various countries for Mr. Qu’s environmentally friendly floral sleeve and wrapper, and its improvements, if any, or for new products that we may develop, if any, from $20,000 to $40,000 on certification applications to the Biodegradable Products Institute for our environmentally friendly floral sleeve and wrapper, $80,000 to $200,000 on the lease of production facilities/contract manufacturing or the purchase of a production facility and equipment, from $10,000 to $60,000 on marketing and advertising expenses, from $80,000 on general working capital expenses and $125,000 on administrative and overhead expenses. Until we have raised the $200,000 and acquired the production facility and equipment, we will contract with An Hui Jia Lian Plastic Packaging Factory to produce the products for us first for any orders we receive now. Also, we already started to talk with An Hui Jia for the purchasing of machinery.

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

Employees

As of December 31, 2012, we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director, Hong Yang, contributes approximately 80% of her full time to us.

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

Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties and the ability to protect our own intellectual property pursuant to our license agreement with Mr. Qu. Third parties may assert that we are employing their proprietary technology without authorization even if we are not. It is possible that our manufacture, use and sale of our products may infringe on existing or future patents obtained by other parties. Regardless of the merits of any claim, we could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against them. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain such licenses at a reasonable cost, or at all. Furthermore, we could be prohibited from making, using or selling our products. In that event, we would encounter delays in supplying our product to the market. Defense of any lawsuit or failure to obtain any required licenses on favorable terms could prevent us from commercializing our products.If we are not able to sell our products, we will go out of business.

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

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least approximately $200,000 to fund our operations and planned activities for the next 12 months (beginning December 31, 2012). If possible, we intend to obtain financing of up to $425,000 in addition to the initial $200,000 that we plan to obtain. Our efforts to acquire financing will likely require us to issue additional equity securities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ZNTH” At the close of business on February 28, 2013, there were 14,380,266 shares of our common stock issued and outstanding. Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for our shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of our common stock for the fiscal years ended December 31, 2012 as follows:

Price Range of Common Stock

Quarter Ended	High	Low

March 31 2012	0.51	0.48

June 30 2012	0.51	0.51

September 30 2012	0.51	0.51

December 31 2012	0.51	0.51

We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Holders

At the close of business on February 28, 2013, the common shares of our company were held by approximately fifty-two (52) shareholders of record. Hong Yang, our director, held 12,200,000 shares (or 85%) of the outstanding common stock.

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

None

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

Our common stock is quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board under the trading symbol “ZNTH”. As of December 31, 2012, our common stock was traded at $0.51 per share in the public market.

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

Liquidity and Capital Resources

At December 31, 2012, our company had current assets of $322, comprised solely of cash. Our liabilities were $97,836, resulting in a working capital deficit of $97,514, compared to $195 in total assets and total liabilities of $59,827 for the year ended December 31, 2011.

As of December 31, 2012, we had working capital deficit of $97,836 compared to working capital deficit of $59,632 as of December 31, 2011. The difference of $38,204 was primarily a result of our increased expenses for consulting fees and general administrative expenses.

We did not generate any revenues in the years ended December 31, 2012 or 2011. We have generated revenues of $24,962 since our inception to December 31, 2012. We have incurred a net loss of $414,847 from inception (July 28, 2005) to December 31, 2012.

As at December 31, 2012, our total current liabilities increased to $97,836 from $59,827 at December 31, 2011, liabilities were comprised of accounts payable items for expenses for consulting fees and general, administrative expenses and loan payable to our President Hong Yang; while total liabilities for the year ended December 31, 2012 consisted of accounts payable items for the loan payable due to President Hong Yang.

Results of Operations – Year ended December 31, 2011

From the date of our incorporation on July 28, 2005 to December 31, 2012, we have been a development stage company that has only generated revenues of $24,962, this was from one client who will not be a recurring or continuing customer.

Our operating expenses are classified primarily into one category:

General and administrative expenses, which consist primarily of legal, accounting and audit fees as well as the expenses incurred for rent and other administrative expenses. Operating expenses the year ended December 31, 2012 were $37,882 compared to $170,158 for the year ended December 31, 2011. The $132,276 decrease was primarily due to the decrease in legal and audit fees and general administrative expenses.

We incurred a net loss of $37,882 for the year ended December 31, 2012, compared to a net loss of $170,158 for the year ended December 31, 2011. The substantial decrease in the net loss of $132,276 was primarily a result of our decreased expenses for consulting fees and general administrative expenses.

We do not expect to make any significant changes in our number of employees over the next twelve months.

We do not expect any significant sale or purchase of plant or equipment over the next twelve months.

We expect to require a minimum of $200,000 up to a maximum of $625,000 to continue our planned operations over the 12 months. Our proposed expenditures (beginning December 31, 2012) for that time period are summarized as follows:

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

Critical Accounting Estimates

Our analysis of operations and financial condition is based on our consolidated financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. In the Notes to Consolidated Financial Statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or conditions. However, we do not believe there is a reasonable likelihood that there will be a material change in future estimates or assumptions. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors. As so far there is no items in our consolidated financial statements require significant estimation or judgment:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As at December 31, 2012, we have not entered into or acquired financial instruments that have a material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the balance sheets provided with this report. The fair value of all financial instruments at December 31, 2011 approximate their carrying values.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Zenitech Corporation

(A Development Stage Company)

December 31, 2012

Zenitech Corporation

(A Development Stage Company)

December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zenitech Corporation

(A Development Stage Company)

Wilmington, Delaware

We have audited the accompanying balance sheets of Zenitech Corporation (a Development Stage Company) as of December 31,2012 and 2011 and the related statements of operations, shareholders' deficit, and cash flows for each of the years then ended, and for the period from July 28, 2005 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenitech Corporation at December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended and for the period from July 28, 2005 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 19, 2013

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

Current Assets

Cash	$322	$195

Total Assets	$322	$195

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$17,947	$18,935
Due to related party	79,889	40,892

Total Liabilities	97,836	59,827

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	—	—

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 shares issued and outstanding as of December 31, 2012 and 2011	1,438	1,438

Additional Paid-in Capital	315,895	315,895

Deficit Accumulated During the Development Stage	(414,847)	(376,965)

Total Stockholders’ Deficit	(97,514)	(59,632)

Total Liabilities and Stockholders’ Deficit	$322	$195

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From July 28, 2005 (Date of Inception) to December 31, 2012

Revenue	$—	$—	$24,962
Cost of Revenue	—	—	(24,776)

Gross Profit	—	—	186

Expenses
General and administrative	37,882	170,158	415,033

Total Expenses	37,882	170,158	415,847

Net Loss	$(37,882)	$(170,158)	$(414,847)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	14,380,000	14,254,000

Zenitech Corporation

(A Development Stage Company)

Statement of Stockholders’ Deficit

From July 28, 2005 (Date of Inception) to December 31, 2012

	Common Stock		Additional	Deficit Accumulated During the
	Shares	Par Value	Paid-in Capital	Development Stage	Total

Balance – July 28, 2005 (Date of Inception) to December 31, 2008	—	$—	$—	$—	$—

Founder Shares	12,800,000	1,280	—	—	1,280

Shares issued for consulting services	300,000	30	59,970	—	60,000

Net loss for the year	—	—	—	(93,143)	(93,143)

Balance – December 31, 2009	13,100,000	1,310	59,970	(93,143)	(31,863)

Shares issued for consulting services	150,000	15	29,985	—	30,000

Common shares issued at $0.20 per share	530,266	53	106,000	—	106,053

Net loss for the year	—	—	—	(113,664)	(113,664)

Balance – December 31, 2010	13,780,266	1,378	195,955	(206,807)	(9,474)

Shares issued for consulting services	525,000	52	104,948	—	105,000

Shares issued for settlement of accounts payable	75,000	8	14,992	—	15,000

Net loss for the year	—	—	—	(170,158)	(170,158)

Balance – December 31, 2011	14,380,266	1,438	315,895	(376,965)	(59,632)

Net loss for the year	—	—	—	(37,882)	(37,882)

Balance – December 31, 2012	14,380,266	1,438	315,895	(414,847)	(97,514)

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	From July 28, 2005 (Date of Inception) to December 31, 2012

Operating Activities

Net loss for the period	$(37,882)	$(170,158)	$(414,847)

Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	—	105,000	196,280
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(988)	7,948	32,947

Net Cash Used In Operating Activities	(38,870)	(57,210)	(185,620)

Financing Activities

Due to related party	38,997	35,588	95,909
Advances from (repayments to) related party	—	(4,000)	(16,020)
Proceeds from issuance of common stock	—	—	106,053

Net Cash (Used in) Provided by Financing Activities	38,997	31,588	185,942

Increase (Decrease) in Cash	127	(25,622)	322

Cash - Beginning of Period	195	25,817	—

Cash - End of Period	$322	$195	$322

Non-cash Transactions:
Stock issued for settlement of accounts payable	$—	$15,000	$15,000

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

e) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) in common stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in current earnings.

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

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2012, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Related Party Transactions

At December 31, 2012, the Company was indebted to the President of the Company for $79,889 (2011 - $40,892) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

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

6. Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The estimated net operating loss carry forwards of approximately $74,313 begin to expire in 2032. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2012	December 31, 2011

Income tax benefit at statutory rate	$12,880	$57,854

Stock issued for consulting services	—	(35,700)
Valuation allowance change	(12,880)	(22,154)

Provision for income taxes	$—	$—

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Net operating loss carryforward	$74,313	$61,433

Valuation allowance	(74,313)	(61,433)

Net deferred income tax asset	$—	$—

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the end of the fiscal year ended December 31, 2012.  This evaluation was based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hong Yang	Director, President, Secretary and Treasurer	43	July 2005
Mo You Yu	Director	50	March 2011

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

Item 11. Executive Compensation

No executive officer of our company received an annual salary and bonus that exceeded $60,000 during the fiscal years ended December 31, 2012.

The following table shows the particulars of compensation paid to the following persons, where applicable, for the year ended December 31, 2012:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2012; and

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

Other than as described in the paragraph above, we have no present formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board. The board may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments during the fiscal year ended December 31, 2012.

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

As of December 31, 2012 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director, Hong Yang, contributes approximately 80% of her time to us.

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

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each director, nominee and named executive officer of our company and our wholly-owned operating subsidiary, and by the directors and executive officers of our company as a group.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Hong Yang Room 707 Zhidi Building, No. 6 Jiao Chang Xi Road, Guangzhou, China	12,500,000(3)	87%
Mo You Yu Room 501, 1565 Caobao Rd, Shanghai, China	380,000 (4)	2.6%
Total (directors and officers as a group)	12,880,000	89.6%

(1)	Rule 13d-3 under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2011.

(2)	Based on 14,380,266 shares outstanding as of December 31, 2012.

(3)	Of these, 12,500,000 are held directly by Hong Yang.

(4)	Of these, 380,000 are held directly by Mo You Yu.

Item 13. Certain Relationships And Related Transactions, Director Independence

There has been no transaction, nor is there any currently proposed transaction, since the beginning of the year December 31, 2012, in which the small business issuer was or is to be a participant, and the amount involved exceeds the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest. A related person is a director or executive officer of our company; a nominee for election as a director of our company; a beneficial owner of more than five percent of the outstanding shares of our common stock; or any member of the immediate family of any such person.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for professional services rendered by our company's independent registered public accounting firm, for the year ended December 31, 2011 and December 31, 2012:

Services	2012	2011
Audit fees	$15,540	14,250
Tax fees	Nil	Nil
All other fees	Nil	Nil

Total fees	$15,540	14,250

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Malone Bailey LLP for the fiscal years ended December 31, 2012 and December 31, 2011 in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits, Financial Statements and Schedules

Item Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1filed on September 20, 2010)

3.2	Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)	Material Contracts

10.1	Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3	Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (atattached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4	License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.5	Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.6	Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010))

10.7	Compostable Floral Sleeve Sample-making Service Agreement with An Hui Jia Lian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(23)	Consents of Experts & Counsel

23.1*	Consent of Independent Auditor (Consent of Malone Bailey LLP, Chartered Accountants) dated March ___, 2012

(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENITECH CORPORATION

March 19, 2013	/s/ Hong Yang
Hong Yang
Chief Executive Officer, President and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

