Form 10-Q
period 2013-03-31
Zenitech Corp
filed 2013-05-06
CIK 1501225

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2013, there were 14,380,266 shares of common stock, par value $0.0001 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Index

Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	F-1

Statements of Operations for the three months ended March 31, 2013 and 2012, and the cumulative totals from July 28, 2005 (Inception) to March 31, 2013 (Unaudited)	F-2

Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and the cumulative totals from July 28, 2005 (Inception) to March 31, 2013 (Unaudited)	F-3

Notes to the Interim Financial Statements	F-4

Zenitech Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current Assets

Cash	$313	$322

Total Assets	$313	$322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$17,970	$17,947
Due to related party	90,411	79,889

Total Liabilities	108,381	97,836

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	—	—

Common Stock, 80,000,000 shares authorized, $0.0001 par value; 14,380,266 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1,438	1,438

Additional Paid-in Capital	315,895	315,895

Deficit Accumulated During the Development Stage	(425,401)	(414,847)

Total Stockholders’ Deficit	(108,068)	(97,514)

Total Liabilities and Stockholders’ Deficit	$313	$322

F-1

Zenitech Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From July 28, 2005 (Date of Inception) to March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$–	$–	$24,962
Cost of Revenue	–	–	(24,776)

Gross Profit	—	—	186

Expenses
General and administrative	10,554	17,211	425,587

Total Expenses	10,554	17,211	425,587

Net Loss	$(10,554)	$(17,211)	$(425,401)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	14,380,000	14,380,000

F-2

Zenitech Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	From July 28, 2005 (Date of Inception) to March 31, 2013

Operating Activities

Net loss for the period	$(10,554)	$(17,211)	$(425,401)

Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	—	—	196,280

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23	6,907	32,970

Net Cash Used In Operating Activities	(10,531)	(10,304)	(196,151)

Financing Activities

Due to related party	10,522	10,715	106,431
Advances from (repayments to) related party	—	—	(16,020)
Proceeds from issuance of common stock	—	—	106,053

Net Cash (Used in) Provided by Financing Activities	10,522	10,715	196,464

Increase (Decrease) in Cash	(9)	411	313

Cash - Beginning of Period	322	195	—

Cash - End of Period	$313	$606	$313

Non-cash Transactions:
Stock issued for settlement of accounts payable	$—	$—	$15,000

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

F-3

1.	Basis of Presentation

The accompanying unaudited financial statements of Zenitech Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 have been omitted.

The accompanying financial statements are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Related Party Transactions

At March 31, 2013, the Company was indebted to the President of the Company for $90,411 (December 31, 2012 - $79,889) for expenses paid on behalf of the Company. The related party advances are payable on demand, unsecured and bear no interest.

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

As of March 31, 2013, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

Results of Operations for the Three Months ended March 31, 2013 Compared to Three Months ended March 31, 2012, and for the Period from July 28, 2005 (Date of Inception) to March 31, 2013

We did not generate any revenue for the three months ended March 31, 2013 or March 31, 2012. From our inception on July 28, 2005 to March 31, 2013, we generated revenue of $24,962. For the three months ended March 31, 2013 we incurred a net loss of $10,554, compared to a net loss of $17,211 for the three months ended March 31, 2012. From our inception on July 28, 2005 to March 31, 2013, we incurred a net loss of $425,401. Our net loss per share was nil for the three months ended March 31, 2013, and nil for the three months ended March 31, 2012.

Our total operating expenses were $10,554 for the three months ended March 31, 2013, compared to $17,211 for the same period ended March 31, 2012, a decrease of approximately $6,657 that resulted primarily from a decrease in our professional fees. From our inception on July 28, 2005 to March 31, 2013, we incurred total operating expenses of $425,587.

Our general and administrative fees for the three months ended March 31, 2013 were $10,554, compared to $17,211 for the same period ended March 31, 2012. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to March 31, 2013, we incurred general and administrative expenses of $425,587.

Liquidity and Capital Resources

Working Capital and Operations

As of March 31, 2013, we had $313 in total assets, comprised solely of cash, $108,381 in total liabilities and a working capital deficit of $108,068. As of March 31, 2013 we had an accumulated deficit of $425,401.

As of March 31, 2012, we had $606 in total assets, comprised solely of cash, $77,449 in total liabilities and a working capital deficit of $76,843. As of March 31, 2012 we had an accumulated deficit of $394,176.

For the three months ended March 31, 2013 we spent net cash of $10,531 on operating activities, the majority of which was attributable to our net loss as described above, as offset by the creation of $23 in accounts payable and accrued liabilities. For the three months ended March 31, 2012 we spent net cash of $10,304 on operating activities. From our inception on July 28, 2005 to March 31, 2013 we spent net cash of $196,151 on operating activities, all of which was attributable to our net loss as described above, as offset by certain adjustments and $32,970 in accounts payable and accrued liabilities.

From our inception on July 28, 2005 to March 31, 2013 we received net cash of $196,464 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $90,411 from a related party.

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

Going Concern

We have not generated any significant revenues and are dependent upon obtaining outside financing to carry out our operations and activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, our ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2013, we had accumulated losses since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013 (the “Evaluation Date”). This evaluation was carried out by our management, with the participation of our principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

15. Because our key officer and director will own more than 85% of our issued and outstanding common stock after our initial offering, she will retain control of us and be able to elect our directors. You therefore may not be able to remove her as a director, which could prevent us from becoming profitable.

Hong Yang, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director, has sole control over 12,200,000 shares, which is approximately 85% of our issued and outstanding common stock.

Because Ms. Hong owns and controls approximately 85% of our issued and outstanding common stock, she will be able to elect all of our directors and control our operations. She may have an interest in pursuing activities and transactions that involve significant risks; for example, she could cause us to enter into strategic partnerships that create indebtedness. She may also acquire and hold interests in businesses that compete either directly or indirectly with us. If Ms. Hong fails to act in our best interests or fails to adequately manage our operations, you may have difficulty removing her as a director, which could prevent us from becoming profitable.

16. The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of at least approximately $200,000 to fund our operations and planned activities for the next 12 months (beginning December 31, 2012). If possible, we intend to obtain financing of up to $345,000 in addition to the initial $200,000 that we plan to obtain. Our efforts to acquire financing will likely require us to issue additional equity securities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

17. Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

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

18. Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013, we did not make any sales of unregistered securities.

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

Zenitech Corporation
(Registrant)

/s/ Hong Yang
Date: May 6, 2013	Hong Yang
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)