Form 10-Q
period 2013-06-30
Zenitech Corp
filed 2013-08-14
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ___________

Commission File No. 333-169494

CHINA TIANFEIHONG WINE INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0360626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1849 Licheng Middle Avenue, Longqiao Street, Chengxiang District

Putian City, Fujian Province, China

 (Address of principal executive offices) (zip code)

(86) 0594-6258386

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 12, 2013, there were 2,396,711 shares of common stock, par value $0.0006 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Index

Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-1

Statements of Operations for the three months and six months ended June 30, 2013 and 2012, and the cumulative totals from July 28, 2005 (Inception) to June 30, 2013 (Unaudited)	F-2

Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and the cumulative totals from July 28, 2005 (Inception) to June 30, 2013 (Unaudited)	F-3

Notes to the Interim Financial Statements	F-4

 China Tianfeihong Wine Inc. (A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS

Current Assets

Cash	$234	$322

Total Assets	$234	$322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$3,066	$17,947
Due to related party	118,455	79,889

Total Liabilities	121,521	97,836

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	—	—

Common Stock, 80,000,000 shares authorized $0.0006 par value; 2,396,711 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,438	1,438

Additional Paid-in Capital	315,895	315,895

Deficit Accumulated During the Development Stage	(438,620)	(414,847)

Total Stockholders’ Deficit	(121,287)	(97,514)

Total Liabilities and Stockholders’ Deficit	$234	$322

China Tianfeihong Wine Inc. (A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From July 28, 2005 (Date of Inception) to June 30, 2013

Revenue	$-	$-	$-	$-	$24,962
Cost of Revenue	–	–	-	–	(24,776)

Gross Profit	—	—	—	—	186

Expenses
General and administrative	13,219	5,200	23,773	22,411	438,806

Total Expenses	13,219	5,200	23,773	22,411	438,806

Net Loss	$(13,219)	$(5,200)	$(23,773)	$(22,411)	$(438,620)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	2,396,711	2,396,711	2,396,711	2,396,711

China Tianfeihong Wine Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	From July 28, 2005 (Date of Inception) to June 30, 2013

Operating Activities

Net loss for the period	$(23,773)	$(22,411)	$(438,620)

Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	—	—	196,280

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,881)	513	18,066

Net Cash Used In Operating Activities	(38,654)	(21,898)	(224,274)

Financing Activities

Due to related party	38,566	22,179	134,475
Advances from (repayments to) related party	—	—	(16,020)
Proceeds from issuance of common stock	—	—	106,053

Net Cash (Used in) Provided by Financing Activities	38,566	22,179	224,508

Increase (Decrease) in Cash	(88)	281	234

Cash - Beginning of Period	322	195	—

Cash - End of Period	$234	$476	$234

Non-cash Transactions:
Stock issued for settlement of accounts payable	$—	$—	$15,000

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

1. Basis of Presentation

The accompanying unaudited financial statements of China Tianfeihong Wine Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 have been omitted.

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2013, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

At June 30, 2013, the Company was indebted to the former President of the Company for $118,455 (December 31, 2012 - $79,889) for expenses paid on behalf of the Company. The related party advances were paid to the former President in full upon closing of the change of control transaction on June 28, 2013. .

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

5. Subsequent Events

On July 8, 2013, the Company’s Board of Directors and a major shareholder adopted and approved a name change of the Company from Zenitech Corporation to China Tianfeihong Wine Inc. and a one-for-six reverse stock split of the Company’s outstanding shares of common stock. The name change and reverse stock split has been approved by FINRA to be effective on August 12, 2013.

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

Unless otherwise indicated, all references to “we”, “us” and “our” mean China Tianfeihong Wine Inc.

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

On June 26, 2013, We entered into a Stock Purchase Agreement (the “Agreement”) with Hong Yang (the “Seller”) and Zhiliang Fang ( (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 11,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company, constituting approximately 79.97% of the issued and outstanding Common Stock. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on June 28, 2013. In connection with the Closing, Ms. Hong Yang resigned from the executive officer and director positions she held with the Company and Mo You Yu resigned from the director position he held with the company, and the Company appointed Zhiliang Fang as Chief Executive Officer effective as of the Closing, and Chairman of the Company effective 10 days following the later of the date of the filing of this Information Statement with the SEC pursuant to Rule 14f-1 or the date of mailing of this Information Statement to our stockholders.

Upon the Closing, the Buyer owned 79.97% of the issued and outstanding Common Stock.  In addition, as of the Closing, Ruitao Jiang and ZhuJun Chen have been appointed as the Directors of the Company 10 days following the later of the date of the filing of this Information Statement with the SEC pursuant to Rule 14f-1 or the date of mailing of this Information Statement to our stockholders. As of the Closing, Lirong Zheng has been appointed as the Chief Financial Officer of the Company effective immediately.

As of June 30, 2013, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

Results of Operations for the Three Months ended June 30, 2013 Compared to Three Months ended June 30, 2012

We did not generate any revenue for the three months ended June 30, 2013 or June 30, 2012. From our inception on July 28, 2005 to June 30, 2013, we generated revenue of $24,962. For the three months ended June 30, 2013 we incurred a net loss of $13,219, compared to a net loss of $5,200 for the three months ended June 30, 2012. Our net loss per share was 0.01 for the three months ended June 30, 2013, and nil for the three months ended June 30, 2012.

Our general and administrative fees for the three months ended June 30, 2013 were $13,219, compared to $5,200 for the same period ended June 30, 2012. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office.

Results of Operations for the Six Months ended June 30, 2013 Compared to Six Months ended June 30, 2012, and for the Period from July 28, 2005 (Date of Inception) to June 30, 2013

We did not generate any revenue for the six months ended June 30, 2013 or June 30, 2012. From our inception on July 28, 2005 to June 30, 2013, we generated revenue of $24,962. For the six months ended June 30, 2013 we incurred a net loss of $23,773, compared to a net loss of $22,411 for the six months ended June 30, 2011. From our inception on July 28, 2005 to June 30, 2013, we incurred a net loss of $438,620. Our net loss per share was nil for the six months ended June 30, 2013, and nil for the six months ended June 30, 2012.

Our general and administrative fees for the six months ended June 30, 2013 were $23,773, compared to $22,411 for the same period ended June 30, 2012. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to June 30, 2013, we incurred general and administrative expenses of $438,806.

Liquidity and Capital Resources

Working Capital and Operations

As of June 30, 2013, we had $234 in total assets, comprised solely of cash, $121,521 in total liabilities and a working capital deficit of $121,287. As of June 30, 2013 we had an accumulated deficit of $438,620.

For the six months ended June 30, 2013 we spent net cash of $38,654 on operating activities, the majority of which was attributable to our net loss as described above. For the six months ended June 30, 2012 we spent net cash of $21,898 on operating activities. From our inception on July 28, 2005 to June 30, 2013 we spent net cash of $224,274 on operating activities, all of which was attributable to our net loss as described above, as offset by certain adjustments and $18,066 in accounts payable and accrued liabilities

For the six months ended June 30, 2013 we received $38,566 from financing activities, all of which was in the form of funds from a related party. For the same period in our prior fiscal year we received $22,179 from financing activities, all of which was in the form of funds from a related party. From our inception on July 28, 2005 to June 30, 2013 we received net cash of $224,508 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $118,455 net borrowing from a related party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013 (the “Evaluation Date”). This evaluation was carried out by our former management, with the participation of our former principal executive officer and principal financial officer, Hong Yang. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks.

This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

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

As of the date of this report, we have not generated any significant revenues. Our business plan is still speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business. Because of the uncertainties related to our lack of historical revenues from operations, we may be hindered in our ability to anticipate and timely adapt to fluctuations in sales volumes, revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we may never generate revenues and may incur substantial losses, which may result in a decline in our stock price. Investors do not have historical information on which to base their decisions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, we did not make any sales of unregistered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Item Number		Description

(3)		Articles of Incorporation and By-laws

3.1		Certificate of Incorporation (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

3.2		Bylaws (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(10)		Material Contracts

10.1		Consulting Agreement dated February 1, 2010 between Zenitech Corporation and Mr. Jiyong Yang (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.2		Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Dongzhu Feng (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.3		Consulting Agreement dated October 1, 2009 between Zenitech Corporation and Mr. Moyou Yu (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.4		License Agreement with Guang Wei Qu dated March 3, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.5		Market Research Service Agreement with Mo Wei, dated October 18, 2009 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.6		Lease Agreement with Regus dated May 1, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

10.7		Compostable Floral Sleeve Sample-making Service Agreement with An Hui Jia Lian Plastic Packaging Machinery Factory dated October 8, 2010 (attached as an exhibit to our Registration Statement on Form S-1 filed on September 20, 2010)

(31)		Section 302 Certification

31.1	*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)		Section 906 Certification

32.1	*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Tianfeihong Wine Inc.
(Registrant)

Date: August 14, 2013	/s/ Zhiliang Fang
Chief Executive Officer

/s/ Lirong Zheng
Chief Financial Officer