Form 10-Q
period 2013-09-30
China Tianfeihong Wine Inc
filed 2013-11-14
CIK 1501225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [x]   No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 12, 2013, there were 2,396,680 shares of common stock, par value $0.0006 outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-1

Statements of Operations for the three months and nine months ended September 30, 2013 and 2012, and the cumulative totals from July 28, 2005 (Inception) to September 30, 2013 (Unaudited)	F-2

Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and the cumulative totals from July 28, 2005 (Inception) to September 30, 2013 (Unaudited)	F-3

Notes to the (Unaudited) Interim Financial Statements	F-4

 China Tianfeihong Wine Inc.
 (A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS

Current Assets

Cash	$199	$322

Total Assets	$199	$322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$3,122	$17,947
Due to related parties	123,114	79,889

Total Liabilities	126,236	97,836

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value; No shares issued and outstanding	—	—

Common Stock, 80,000,000 shares authorized $0.0006 par value; 2,396,680 shares issued and outstanding as of September 30, 2013 and December 31, 2012	1,438	1,438

Additional Paid-in Capital	315,895	315,895

Deficit Accumulated During the Development Stage	(443,370)	(414,847)

Total Stockholders’ Deficit	(126,037)	(97,514)

Total Liabilities and Stockholders’ Deficit	$199	$322

(The accompanying notes are an integral part of these unaudited financial statements)

China Tianfeihong Wine Inc.
 (A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From July 28, 2005 (Date of Inception) to September 30, 2013

Revenue	$-	$-	$-	$-	$24,962
Cost of Revenue	–	–	-	–	(24,776)

Gross Profit	—	—	—	—	186

Expenses
General and administrative	4,750	10,275	28,523	32,686	443,556

Total Expenses	4,750	10,275	28,523	32,686	443,556

Net Loss	$(4,750)	$(10,275)	$(28,523)	$(32,686)	$(443,370)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	2,396,680	2,396,680	2,396,680	2,396,680

(The accompanying notes are an integral part of these unaudited financial statements)

China Tianfeihong Wine Inc.
(A Development Stage Company)
Statements of Cash Flows
 (Unaudited)

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	From July 28, 2005 (Date of Inception) to September 30, 2013

Operating Activities

Net loss for the period	$(28,523)	$(32,686)	$(443,370)

Adjustment to reconcile net loss to net cash used in operating activities:
Stock issued for consulting services	—	—	196,280

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,825)	861	18,122

Net Cash Used In Operating Activities	(43,348)	(31,825)	(228,968)

Financing Activities

Advances from related parties	43,225	32,030	139,134
Repayments to related parties	—	—	(16,020)
Proceeds from issuance of common stock	—	—	106,053

Net Cash Provided by Financing Activities	43,225	32,030	229,167

Net Increase (Decrease) in Cash	(123)	205	199

Cash - Beginning of Period	322	195	—

Cash - Ending of Period	$199	$400	$199

Non-cash Transactions:
Stock issued for settlement of accounts payable	$—	$—	$15,000

Supplemental Disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

(The accompanying notes are an integral part of these unaudited financial statements)

China Tianfeihong Wine Inc.
 (A Development Stage Company)
 Notes to Unaudited Interim Financial Statements

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

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2013, the Company has accumulated losses since inception and has a working capital deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Related Party Transactions

As of September 30, 2013 and December 31, 2012, the Company was indebted to the officers of the Company for $123,114 and $79,889, respectively, for expenses paid on behalf of the Company.

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

5. Subsequent Events

The Company has evaluated events after the date of these financial statements through the date these financial statements were issued.  There were no other material subsequent events as of that date.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Unless otherwise indicated, all references to “we”, “us” and “our” mean China Tianfeihong Wine Inc.

OVERVIEW

We are a development stage company specializing in the development, manufacture, distribution and marketing of environmentally friendly floral sleeves and wrappers for the floriculture industry. Our environmentally friendly floral sleeves and wrappers are suitable for use with cut and potted flowers, greens and plants. We aim to reinvent traditional plastic packaging products to reduce and minimize the use of plastic materials damaging to the environment. Our vision is to develop products that will become widely accepted in the market. We intend to develope, market, manufacture and distribute our products.

We were incorporated in the State of Delaware on July 28, 2005 and have our registered office at Suite 1200, 1000 N. West Street, Wilmington, DE 19801. We currently do not have any subsidiaries.

On June 26, 2013, we entered into a Stock Purchase Agreement (the “Agreement”) with Hong Yang (the “Seller”) and Zhiliang Fang (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 11,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company, constituting approximately 79.97% of the issued and outstanding Common Stock. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on June 28, 2013. In connection with the Closing, Ms. Hong Yang resigned from the executive officer and director positions she held with the Company and Mo You Yu resigned from the director position he held with the company, and the Company appointed Zhiliang Fang as Chief Executive Officer effective immediately.

Upon the Closing, the Buyer owned 79.97% of the issued and outstanding Common Stock.  In addition, as of the Closing, Ruitao Jiang and ZhuJun Chen have been appointed as the Directors of the Company effective on July 8, 2013.  As of the Closing, Lirong Zheng has been appointed as the Chief Financial Officer and Secretary of the Company effective immediately.

Our board and majority shareholder adopted and approved name change of the Company from Zenitech Corporation to China Tianfeihong Wine Inc. on July 8, 2013. The Company’s name change has been adopted in view of our decision to engage in the wine business. In addition to the name change, our board of directors approved by the unanimous written consent in lieu of a meeting and the written consent of majority shareholder on July 8, 2013, to effect a one (1) new for six (6) old reverse stock split of our issued and outstanding shares of common stock to modify the Company’s capital structure and to put in place an appropriate capital structure of the Company following the closing of change in control. Upon the effectiveness of the reverse stock split our issued and outstanding shares of common stock will be decreased from 14,380,266 to 2,396,680, all with a par value increased to $0.0006. Our preferred stock will remain the same. Upon effectiveness of the reverse stock split, the stated capital with respect to common shares on the balance sheet and the additional paid-in-capital account will not change as a result of the Reverse Split due to the increased par value of the common shares from $0.0001 to $0.0006. The Reverse Stock Split will affect per share net income or loss and net book value per share of common shares following the Reverse Stock Split, as there will be fewer of common shares outstanding.

As of September 30, 2013, we had earned revenue of $24,962. This was from one client who will not be a recurring or continuing customer. The revenue was received as payment for research and information we provided to it regarding new compostable materials. In the process of providing that information to the client, we had the opportunity to learn about a compostable floral sleeve product. We then decided to explore the business further and later decided to enter into the business of developing, manufacturing, marketing and distributing floral sleeves and similar products. We no longer provide research services.

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

The license agreement with Mr. Qu gives us an exclusive worldwide perpetual license to use or cause to be used Mr. Qu’s patent and any improvements in any manner and for any purpose whatsoever and including, without limiting the generality of the foregoing, to manufacture, distribute, market, and sell floral sleeves and wrappers anywhere in the world during the continuance of the license agreement. We may terminate our agreement with Mr. Qu if we decide to terminate floriculture business and enter into wine business.

We have identified the provinces of Ontario and British Columbia of Canada, and the states of California, Florida, Texas, Michigan and North Carolina as our primary target markets in North America. These two provinces and five states represent the largest production and sales of the floriculture industry in North America. The U.S. National Agricultural Statistics Service states in its Floriculture Crops Summaries found on its website at http://usda.mannlib.cornell.edu/MannUsda/viewDocumentInfo.do?documentID=1072 that in 2008 and 2009, California, Florida, Texas, Michigan and North Carolina represented the largest markets in the U.S. floriculture industry. In 2009, the U.S. National Agricultural Statistics Service reports, the wholesale value of the floriculture industry in these five states was $2.53 billion. Our floral and plant sleeves are for use with potted plants in hanging baskets, potted flowering plants, cut flowers and cut greens.

On our behalf, our consultants have attended 18 flower EXPOs, trade shows and fairs in China for research and marketing for the environmentally friendly floral sleeves and wrappers.

Contract with An Hui Jia Lian Plastic Packaging Machinery Factory

We have also entered into a compostable floral sleeve sample-making service agreement on October 8, 2010 with An Hui Jia Lian Plastic Packaging Machinery Factory. This agreement was attached to our registration statement and filed with the SEC. In our agreement with An Hui Jia Lian Plastic Packaging Factory, An Hui Jia Lian has agreed to provide us with compostable floral sleeve sample-making services. We have agreed to purchase 1000 samples at an estimated RMB 500. So far we have not paid for or received any of these samples. Previously, pursuant to an oral agreement, we purchased 100 samples of our environmentally friendly floral sleeves made by the An Hui Jia Lian Plastic Packing Factory. We used those samples to market our product to potential customers. The new samples will be in different sizes and colors to show as many varieties we have designed to date. Since November 8, 2010, our consultant, Mr. Yu has been working closely on the samples with the factory engineers and specialists to ensure that the new samples will be made as we want them to be. We may intend to terminate this agreement in the future.

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

Upon the Closing and change of control of the Company, the Company may terminate its floriculture business in the future and intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in liquor and wine business.

Results of Operations for the Three Months ended September 30, 2013 Compared to Three Months ended September 30, 2012

We did not generate any revenue for the three months ended September 30, 2013 or September 30, 2012. From our inception on July 28, 2005 to September 30, 2013, we generated revenue of $24,962. For the three months ended September 30, 2013 we incurred a net loss of $4,750, compared to a net loss of $10,275 for the three months ended September 30, 2012. Our net loss per share was nil for the three months ended September 30, 2013 and 2012.

Our general and administrative fees for the three months ended September 30, 2013 were $4,750, compared to $10,275 for the same period ended September 30, 2012. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office.

Results of Operations for the Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012, and for the Period from July 28, 2005 (Date of Inception) to September 30, 2013

We did not generate any revenue for the nine months ended September 30, 2013 or September 30, 2012. From our inception on July 28, 2005 to September 30, 2013, we generated revenue of $24,962. For the nine months ended September 30, 2013 we incurred a net loss of $28,523, compared to a net loss of $32,686 for nine months ended September 30, 2012. From our inception on July 28, 2005 to September 30, 2013, we incurred a net loss of $443,370. Our net loss per share was 0.01 for the nine months ended September 30, 2013 and 2012.

Our general and administrative fees for the nine months ended September 30, 2013 were $28,523, compared to $32,686 for the same period ended September 30, 2012. Our general and administrative expenses consist primarily of legal, accounting and audit fees as well as expenses incurred for rent and other administrative expenses. These include marketing and promotion, office maintenance, communication expenses, courier and postage costs, web development and office. From our inception on July 28, 2005 to September 30, 2013, we incurred general and administrative expenses of $443,556.

Liquidity and Capital Resources

Working Capital and Operations

As of September 30, 2013, we had $199 in total assets, $126,236 in total liabilities and a working capital deficit of $126,037. As of September 30, 2013 we had an accumulated deficit of $443,370.

For the nine months ended September 30, 2013 we spent net cash of $43,348 on operating activities, the majority of which was attributable to our net loss as described above. For the nine months ended September 30, 2012 we spent net cash of $31,825 on operating activities. From our inception on July 28, 2005 to September 30, 2013 we spent net cash of $228,968 on operating activities, all of which was attributable to our net loss as described above, as offset by certain adjustments and $18,066 in accounts payable and accrued liabilities

For the nine months ended September 30, 2013 we received $43,225 from financing activities, all of which was in the form of funds from related parties. For the same period in our prior fiscal year we received $32,030 from financing activities, all of which was in the form of funds from related parties. From our inception on July 28, 2005 to September 30, 2013 we received net cash of $229,167 from financing activities, including $106,053 in proceeds from the issuance of our common stock and $123,114 net borrowing from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2013 (the “Evaluation Date”). This evaluation was carried out by our current management, with the participation of our current principal executive officer, Zhiliang Fang and principal financial officer, Lirong Zheng. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

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

ITEM 1 A. RISK FACTORS

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

 ITEM 6. EXHIBITS

Item Number	Description
(31)	Section 302 Certification

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

**
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Tianfeihong Wine Inc.
(Registrant)

Date: November 14, 2013	/s/ Zhiliang Fang
Chief Executive Officer

/s/ Lirong Zheng
Chief Financial Officer