Form 10-Q
period 2014-02-28
China Tianfeihong Wine Inc
filed 2014-04-21
CIK 1501225

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54843

CHINA TIANFEIHONG WINE, INC.

(Name of Registrant in its Charter)

Delaware	99-0360626
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1849 Licheng Middle Avenue, Longqiao Street, Chengxiang District

Putian City, Fujian Province, P.R. China 351100

(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-0594-6258386

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _Non-accelerated filer    Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

April 21, 2014

Common Voting Stock: 34,396,680

CHINA TIANFEIHONG WINE, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended FEBRUARY 28, 2014

Table of Contents

		Page No

Part I	Financial Information
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheets – February 28, 2014 and August 31, 2013	1
	Consolidated Statements of Income and Comprehensive Income -
	for the Three and Six Month Periods Ended February 28, 2014 and 2013	2
	Consolidated Statements of Changes in Stockholders’ Equity – for the
	Six Months Ended February 28, 2014 and 2013	3
	Consolidated Statements of Cash Flows – for the
	Six Months Ended February 28, 2014 and 2013	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24

Part II	Other Information
Item 1.	Legal Proceedings	25
Items 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)
	February 28,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$5,302,421	$3,994,502
Accounts receivable	911,567	609,890
Inventory, net	508,643	461,232
Prepaid expenses	15,795	—
Advances to suppliers	—	45,670
Total current assets	6,738,426	5,111,294
Fixed assets, net	72,260	104,054
Total Assets	$6,810,686	$5,215,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,579,167	$788,588
Taxes payable	72,630	31,222
Loan from stockholders	26,814	—
Accrued liabilities and other payables	36,355	12,039
Total current liabilities	1,714,966	831,849
Stockholders’ equity:

Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 and 32,000,000 shares issued and outstanding as of February 28, 2014 and August 31, 2013, respectively	20,638	19,200
Additional paid-in capital	726,548	812,159
Statutory reserve fund	65,377	—
Retained earnings	3,924,165	3,336,756
Other comprehensive income	227,636	124,618
Stockholders’ equity before noncontrolling interests	4,964,364	4,292,733
Noncontrolling interests	131,356	90,766
Total stockholders’ equity	5,095,720	4,383,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,810,686	$5,215,348

See accompanying notes to the consolidated financial statements.

Table of Contents	-1-

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED, IN U.S. $)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2014	2013	2014	2013

Revenue	$2,882,195	$2,936,590	$4,814,573	$4,917,803
Cost of revenue	(1,889,147)	(1,884,749)	(3,200,407)	(3,158,869)

Gross profit	993,048	1,051,841	1,614,166	1,758,934

Operating expenses
Selling and marketing	312,077	285,201	509,614	469,812
General and administrative	154,162	100,922	201,435	173,846

Total operating expenses	466,239	386,123	711,049	643,658

Income from operations	526,809	665,718	903,117	1,115,276
Interest income	4,130	2,583	7,632	4,867

Income before provision for income taxes	530,939	668,301	910,749	1,120,143
Provision for income taxes	128,977	167,389	223,602	280,036

Net income	401,962	500,912	687,147	840,107
Noncontrolling interests	(24,986)	(25,046)	(34,361)	(42,005)

Net income attributable to common stockholders	$376,976	$475,866	$652,786	$798,102

Earnings per common share, basic and diluted	$0	$0	$0	$0

Weighted average shares outstanding, basic and diluted	33,597,787	32,000,000	32,798,893	32,000,000

Comprehensive Income:
Net Income	$401,962	$500,912	$687,147	$840,107
Foreign currency translation adjustment	76,490	18,940	109,246	32,335

Comprehensive income	478,452	519,852	796,393	872,442
Comprehensive income attributable to noncontrolling interests	(40,574)	(43,559)	(40,589)	(43,622)

Net Comprehensive income attributable to common stockholders	$437,878	$476,293	$755,804	$828,820

See accompanying notes to the consolidated financial statements.

Table of Contents	-2-

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 (UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, August 31, 2013	$19,200	$812,159	$—	$3,336,756	$124,618	$90,766	$4,383,499

Reverse acquisition equity adjustments	1,438	-85,611	—	—	—	—	-84,173
Net income	—	—	—	652,786	—	34,361	687,147
Appropriation to statutory reserve	—	—	65,377	(65,377)	—	—	—
Foreign currency translation adjustment	—	—	—	—	103,018	6,229	109,247
Balance, February 28, 2014	$20,638	$726,548	$65,377	$3,924,165	$227,636	$131,356	$5,095,720

See accompanying notes to the consolidated financial statements.

Table of Contents	-3-

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013 (UNAUDITED, IN U.S. $)

	Six Months Ended
	February 28,
	2014	2013

Cash flows from operating activities:
Net income	$687,147	$840,107
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	33,260	5,536
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(301,677)	(323,554)
(Increase) in inventory	(47,411)	(186,594)
(Increase) in prepaid expenses	(15,795)	—
Decrease in advances to suppliers	45,670	26,390
Increase in accounts payable	790,579	482,634
Increase in taxes payable	41,408	5,841
Increase in accrued liabilities and other payables	24,316	765

Net cash provided by operating activities	1,257,497	851,125

Cash flows from investing activities:
Purchase of equipment	(852)	—

Net cash (used in) investing activities	(852)	—

Cash flows from financing activities:
Capital contributed by a stockholder	—	555,450
Loan from stockholder	26,880	—

Net cash provided by financing activities	26,880	555,450

Effect of exchange rate changes on cash	24,394	108,056

Net change in cash	1,307,919	1,514,631
Cash, beginning	3,994,502	1,908,784

Cash, end	$5,302,421	$3,423,415

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income taxes	$187,213	$218,100

See accompanying notes to the consolidated financial statements.

Table of Contents	-4-

NOTE 1. ORGANIZATION

China Tianfeihong Wine, Inc. (the “Company”), formerly known as Zenitech Corporation, was incorporated under the laws of the State of Delaware on July 28, 2005. Since its inception until the closing of reverse acquisition transaction, the Company was a development-stage company in the business of developing, manufacturing, distributing and marketing of environmentally friendly floral sleeves and wrappers for the floriculture industry.

On August 1, 2013, the Company filed a certificate of amendment to its articles of incorporation to change its name from “Zenitech Corporation” to “China Tianfeihong Wine Inc. ” (the “Name Change”) and to effect a 1 for 6  reverse stock split (the “Reverse Split”) of its outstanding shares of common stock.  Both the Name Change and the Reverse Split were approved by the FINRA. The Name Change and the Reserve Split went effective on August 12, 2013.  Upon the effectiveness of the Reverse Split, the number of outstanding shares of the Company’s common stock decreased from 14,380,266 to 2,396,680 shares. The number of authorized shares of common stock continues to be 80,000,000 shares.

On December 30, 2013, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd (BVI) (“Fanwei Hengchang), whereby the Company acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for the issuance of 32,000,000 shares of the Company’s common stock, representing 93.03% of issued and outstanding shares of common stock. As a result of the reverse acquisition, Fanwei Hengchang became the Company’s wholly-owned subsidiary and the former Fanwei Hengchang’s stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, the Company are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of the acquisition of Fanwei Hengchang, the Company now owns all of the issued and outstanding capital stock of Changshi Tongrong Limited (Hong Kong) (“Changshi Tongrong”), which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting (Shenzhen) Co. Ltd (“Changshitong Consulting”). In addition, the Company effectively and substantially controls Fujian Tianfeihong Wine Co., Ltd (“Fujian Tianfeihong”) through a series of captive agreements with Changshitong Consulting.

Subsequent to the closing of the Share Exchange Agreement, the Company conducts operations through controlled consolidated affiliate Fujian Tianfeihong. Fujian Tianfeihong is primarily engaged in distributing all kinds of fruit wine including green plum wine, loquat wine, olive wine, pomegranate wine, etc. to supermarkets and liquor stores.

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders Jinxiang Fang and Zhiliang Fang entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Changshitong Consulting (WFOE) is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,587). The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, Zhiliang Fang, Jinxiang Fang, Changshitong Consulting and Fujian Tianfeihong pursuant to which they each authorize Changshitong Consulting to designate someone to exercise their entire shareholder decision rights with respect to Fujian Tianfeihong. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Table of Contents	-5-

NOTE 1. ORGANIZATION (continued)

Share Pledge Agreement: a Share Pledge Agreement among Zhiliang Fang and Jinxiang Fang, Fujian Tianfeihong, and Changshitong Consulting under which the Fujian Tianfeihong Shareholders agree to pledge all of their equity in Fujian Tianfeihong to Changshitong Consulting to guarantee Fujian Tianfeihong’s and its shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement. This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

Call Option Agreement: a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Shareholders”), and Changshitong Consulting under which the  Fujian Tianfeihong  Shareholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or the minimum price regulated by PRC laws if at that time there is any regulatory PRC laws regulating the minimum price. The Fujian Tianfeihong Shareholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option. This Agreement remains effective until all the call options under the Agreement have been transferred to Changshitong Consulting or its designated entities or natural persons.

The VIE Agreements with the Company’s Chinese affiliate and its shareholders, which relate to critical aspects of the Company’s operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

Table of Contents	-6-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The unaudited financial statements for the three and six months ended February 28, 2014, include China Tianfeihong Wine, Inc., Fanwei Hengchang, Changshi Tongrong and its wholly owned subsidiary, Changshitong Consulting and its VIE, Fujian Tianfeihong. The unaudited financial statements for the three and six months ended February 28, 2013 include Fujian Tianfeihong and Changshi Tongrong as all the other entities were not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The unaudited interim consolidated financial statements of the Company as of February 28, 2014 and for the three and six months periods ended February 28, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K filed with the SEC. The results of operations for the three and six months ended February 28, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending August 31, 2014.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights. Fujian Tianfeihong’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Fujian Tianfeihong. Accordingly, the results of Fujian Tianfeihong have been included in the accompanying consolidated financial statements. Fujian Tianfeihong has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Fujian Tianfeihong do not have recourse to the Company’s general credit.

Table of Contents	-7-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

VARIABLE INTEREST ENTITY (continued)

The following financial statement amounts and balances of Fujian Tianfeihong have been included in the accompanying consolidated financial statements.

	February 28, 2014	August 31, 2013
	(Unaudited, in U.S. $)	(In U.S. $)
ASSETS
Current assets:
Cash	$5,301,921	$3,994,502
Accounts receivable	911,567	609,890
Inventory	508,643	461,232
Prepaid expenses	15,795	—
Advances to suppliers	—	45,670

Total current assets	6,737,926	5,111,294

Fixed assets, net	72,260	104,054

TOTAL ASSETS	$6,810,186	$5,215,348

LIABILITIES

Current liabilities:
Accounts payable	$1,579,167	$788,588
Payable to WFOE(1)	378,730	—
Taxes payable	71,303	21,941
Loan from stockholder	26,814	—
Accrued liabilities and other payables	36,355	12,039

Total current liabilities	2,092,369	822,568

TOTAL LIABILITIES	$2,092,369	$822,568

(1)	Payable to WFOE represents outstanding amounts due to Changshitong Consulting Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Fujian Tianfeihong in exchange for 95% of Fujian Tianfeihong’s net income. The monthly payments of RMB 10,000 (approximately US$1,636) have not been paid as of February 28, 2014.

Table of Contents	-8-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

VARIABLE INTEREST ENTITY (continued)

	For the three months ended February 28,		For the six months ended February 28,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$2,882,195	$2,936,590	4,814,573	$4,917,803
Net income (2)	$398,663	$500,912	687,211	$840,107

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the six months ended February 28,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,265,516	$851,125
Net cash (used in) investing activities	(852)	—
Net cash provided by financing activities	26,880	555,450
Effect of exchange rate changes on cash	15,875	108,056

Net increase in cash	1,307,419	1,514,631

The Company believes that Changshitong Consulting’s contractual agreements with Fujian Tianfeihong are in compliance with PRC law and are legally enforceable. The stockholders of Fujian Tianfeihong are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements. However, Fujian Tianfeihong and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so. Furthermore, if Fujian Tianfeihong or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Fujian Tianfeihong, and its ability to conduct the Company’s business may be adversely affected.

CHANGE OF FISCAL YEAR END DATE

On December 30, 2013, the Board of Directors of the Company approved changing the fiscal year-end of the Company from December 31 to August 31 as a result of the Fanwei Hengchang Acquisition.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Table of Contents	-9-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSLATION

Almost all Company assets are located in the PRC. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”). The Company uses the United States Dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes. The financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2014	August 31, 2013
Balance sheet items, except for stockholders’ equity, as of periods end	0.1632	0.1622

	For the three months ended February 28,		For the six months ended February 28,
	2014	2013	2014	2013

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the periods	0.1636	0.1590	0.1632	0.1587

For the three months ended February 28, 2014 and 2013, foreign currency translation adjustments of $76,490 and $18,940, respectively, have been reported as other comprehensive income. For the six months ended February 28, 2014 and 2013, foreign currency translation adjustments of $109,246 and $32,335 have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Table of Contents	-10-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Revenues are primarily derived from selling fruit wine to contracted distributor and retail. The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.” The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

The Company has no product return or sales discount allowance because goods delivered and accepted by customers are normally not returnable.

The Company recognizes gift sample products as cost of goods sold in compliance with ASC 605-50-S99. As such, when the Company gives a customer a free product, the expense associated with this free product at the time of sale is classified as cost of revenue in income.

SHIPPING COSTS

Shipping costs incurred by the Company are recorded in general and administrative expenses. Shipping costs for the three and six months ended February 28, 2014 were $125,154 and $210,148, respectively; shipping costs for the three and six months ended February 28, 2013 were $120,808 and $205,435, respectively.

VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the contract amount after deduction of trade discounts, allowances, if any, and do not bear interest. The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses of accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of February 28, 2014 and August 31, 2013, the Company considers accounts receivable of $911,567 and $609,890, respectively, are fully collectible. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Table of Contents	-11-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventory, comprised principally of bottled wine, is valued at the lower of cost or market value. The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances. There were no allowances for inventory as of February 28, 2014 and August 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the prices paid to acquire the assets, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred. The estimated useful lives for fixed assets categories are as follows:

Computers and equipment 3 years

Motor vehicles 4 years

Fixtures and furniture 5 years

IMPAIRMENT OF LONG-LIVED ASSESTS

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. No impairment of long-lived assets was recognized for the periods presented.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of February 28, 2014 and August 31, 2013, the company has no deferred tax assets or liabilities.

Table of Contents	-12-

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of February 28, 2014 and August 31, 2013, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended February 28, 2014 and 2013.

PRC

Changshitong Consulting and its VIE, Fujian Tianfeihong are subject to an Enterprise Income Tax at 25% and file their own tax returns. Consolidated tax returns are not permitted in China.

BVI

Fanwei Hengchang is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Changshi Tongrong is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

Advertising Costs

Advertising costs are charged to operations when incurred. For the three months ended February 28, 2014 and 2013, advertising expense was $94,888 and $55,809, respectively. For the six months ended February 28, 2014 and 2013, advertising expenses was $135,782 and $65,594, respectively.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. For six months ended February 28, 2014, a statutory reserve of $65,377 was required to be allocated by the Company.

Table of Contents	-13-

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs -	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs -	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs -	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of February 28, 2014 and August 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Table of Contents	-14-

NOTE 5. FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2014	August 31, 2013
	(Unaudited)

Computers and equipment	$24,724	$23,732
Motor vehicles	149,145	148,269
Fixtures and furniture	13,937	13,856

	187,806	185,857
Less: Accumulated depreciation	(115,546)	(81,803)

	$72,260	$104,054

For the three months ended February 28, 2014 and 2013, depreciation expense was $22,700 and $2,795, respectively. For the six months ended February 28, 2014 and 2013, depreciation expense was $33,260 and $5,536, respectively.

NOTE 6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities consisted of the following:

	February 28, 2014	August 31, 2013
	(Unaudited)

Accrued payroll	$9,290	$9,783
Professional fees	20,999	—
Other	6,066	2,256

	$36,355	$12,039

NOTE 7. INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended February 28,		For the six months ended February 28,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$128,977	$167,389	$223,602	$280,036
Deferred	—	—	—	—

	$128,977	$167,389	$223,602	$280,036

The Company did not generate any income in the United States or otherwise have any U.S. taxable income The Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 28, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

Table of Contents	-15-

NOTE 8. LEASES

The Company leases two offices under five-year and eight-year operating leases from two unrelated third parties, which expired on April 22, 2014 for five-year lease and June 30, 2017 for eight-year lease. These leases provide for renewal options.

These leases require the Company to pay the total rent for one year of $60,288 (RMB 369,414). For the five-year leasing property, rental is increased by 10% for each following year. The related prepayment of $15,795 was included in the prepaid expenses on the consolidated balance sheets as of February 28, 2014.

The minimum future rentals under these leases as of February 28, 2014 are as follows:

Period Ending
August 31,	Amount

2014	$7,181
2015	43,085
2016	43,085
2017	35,904

$129,255

Rent expense charged to operations for the three and six months ended February 28, 2014 were $15,109 and $30,144, respectively, and rent expense charged to operations for the three and six months ended February 28, 2013 were $14,303 and $28,553, respectively.

NOTE 9. CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

For three months ended February 28, 2014 and 2013, sales to no single customer exceeded 10% of the Company’s gross revenue.

For six months ended February 28, 2014, sales to no single customer exceeded 10% of the Company’s gross revenue. For six months ended February 28, 2013, there was one customer which individually accounted for more than 10% of the Company’s gross revenue.

Table of Contents	-16-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliate, Fujian Tianfeihong Wine, Co., Ltd. (hereinafter referred to as “Fujian Tianfeihong”).  Fujian Tianfeihong, founded in April 24, 2009, is primarily engaged in distributing a wide variety of fruit wine, including green plum wine, loquat wine, olive wine, and pomegranate wine, to supermarkets and liquor stores. The headquarters of Fujian Tianfeihong are located at 1849 Licheng Middle Avenue, Longqiao Street, Chengxiang District, Putian City, Fujian Province, China.

Our U.S parent corporation was incorporated in the state of Delaware on July 28, 2005. Since its inception and until its acquisition of Fanwei Hengchang, the Company was a development stage company without significant assets or any revenue. On August 1, 2013, the Company filed a certificate of amendment to its articles of incorporation, effective on August 9, 2013, to change its name from “Zenitech Corporation” to “China Tianfeihong Wine Inc.” and to effect a 1 for 6  reverse split of its outstanding shares of common stock. Upon the effectiveness of the Reverse Split, the number of outstanding shares of the Company’s common stock decreases from 14,380,266 to 2,396,680 shares. The number of authorized shares of common stock continues to be 80,000,000 shares.

Recent Developments

Acquisition of Fanwei Hengchang

On December 30, 2013, we completed a reverse acquisition transaction through a share exchange with the shareholders of Fanwei Hengchang Co., Ltd. (BVI) (“Fanwei Hengchang”), whereby we acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for a total of 32,000,000 shares of our common stock, representing 93.03% of our issued and outstanding shares of common stock.  As a result of the reverse acquisition, Fanwei Hengchang became our wholly-owned subsidiary and the former Fanwei Hengchang shareholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of our acquisition of Fanwei Hengchang, we now own all of the issued and outstanding capital stock of Changshi Tongrong, which in turn owns all of the issued and outstanding capital stock Changshitong Consulting. In addition, we effectively and substantially control Fujian Tianfeihong through a series of captive agreements with Changshitong Consulting.

Fanwei Hengchang was established in the British Virgin Islands on May 29, 2013.  It is a holding company whose sole asset is the capital stock of Changshi Tongrong Limited (Hong Kong), a holding company established in Hong Kong on August 10, 2012 whose sole asset is the registered equity of Changshitong Information Consulting (Shenzhen) Co., Ltd. (“Changshitong Consulting”). Changshitong Consulting was established by Changshi Tongrong as a wholly foreign owned enterprise (the “WFOE”) in the Peoples Republic of China (“PRC”) on September 23, 2013.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders, Jinxiang Fang and Zhiliang Fang, entered into a series of agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

(1)

an Exclusive Technical Service and Business Consulting Agreement between Changshitong Consulting and Fujian Tianfeihong pursuant to which Changshitong Consulting is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of  Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,636).

Table of Contents	-17-

(2)

a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Shareholders”) and Changshitong Consulting under which the  Fujian Tianfeihong  Shareholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or the minimum price permitted by PRC laws if at that time there is any regulatory PRC laws regulating the minimum price. The Fujian Tianfeihong Shareholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option;

(3)

a Proxy Agreement by Zhiliang Fang, Jinxiang Fang, Changshitong Consulting and Fujian Tianfeihong pursuant to which each of the Fujian Tianfeihong  Shareholders authorizes Changshitong Consulting to designate someone to exercise all of their shareholder decision rights with respect to Fujian Tianfeihong; and

(4)	a Share Pledge Agreement among Zhiliang Fang and Jinxiang Fang, Fujian Tianfeihong, and Changshitong Consulting under which the Fujian Tianfeihong Shareholders pledge all of their equity in Fujian Tianfeihong to Changshitong Consulting to guarantee Fujian Tianfeihong’s and its shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

 There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Changshitong Consulting or Fujian Tianfeihong;

●	imposing conditions or requirements in respect of the VIE Agreements with which Changshitong Consulting or Fujian Tianfeihong may not be able to comply;

●	requiring our company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

●	revoking the business licenses and/or the licenses or certificates of Fujian Tianfeihong, and/or voiding the VIE Agreements.

Our ability to control Fujian Tianfeihong under the VIE Agreements may not be as effective as direct ownership. We conduct our business in the PRC and currently generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Fujian Tianfeihong.  However, the VIE Agreements may not be as effective in providing us with control over Fujian Tianfeihong as direct ownership.  The VIE Agreements do not provide us with day-to-day control over the operations of Fujian Tianfeihong.  Under the current VIE arrangements, as a legal matter, if Fujian Tianfeihong fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Fujian Tianfeihong, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

Table of Contents	-18-

For accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Results of Operations

The following table sets forth key components of our results of operations during the three months periods ended Feb 28, 2014 and 2013, and the percentage changes between 2014 and 2013.

	Feb 28,	Feb 28,
	2014	2013	Change
	$	$	%

Sales	$2,882,195	$2,936,590	$(2)%
Cost of Sales	(1,889,147)	(1,884,749)	1%
Gross profit	993,048	1,051,841	(6)%
Selling and marketing expenses	312,077	285,201	9%
General and administrative expenses	154,162	100,922	52%
Total operating expenses	466,239	386,123	21%
Income from operations	526,809	665,718	(21)%
Other income	4,130	2,583	60%
Income before provision for income taxes	530,939	668,301	(21)%
Provision for income taxes	128,977	167,389	(23%
Net income	401,962	500,912	(20)%
Less: Non controlling interests	24,986	25,046	(1)%
Net income attributable to the company	376,976	475,866	(21)%
Comprehensive income:
Net income	401,962	500,912	(20)%
Foreign Currency Translation Adjustment	76,490	18,940	304%
Total comprehensive income	$478,452	$519,852	(8)%

The following table sets forth key components of our results of operations during the six months period ended Feb 28, 2014 and 2013, and the percentage change between 2014 and 2013.

	Feb 28,	Feb 28,
	2014	2013	Change
	$	$	%

Sales	4,814,573	4,917,803	(2%)
Cost of Sales	(3,200,407)	(3,158,869)	1%
Gross profit	1,614,166	1,758,934	(8%)
Selling and marketing expenses	509,614	469,812	9%
General and administrative expenses	201,435	173,846	16%
Total operating expenses	711,049	643,658	10%
Income from operations	903,117	1,115,276	(19%)
Other income	7,632	4,867	57%
Income before provision for income taxes	910,749	1,120,143	(19%)
Provision for income taxes	223,602	280,036	(20%)
Net income	687,147	840,107	(18%)
Less: Non controlling interests	34,361	42,005	(18%)
Net income attributable to the company	652,786	798,101	(18%)
Comprehensive income:
Net income	687,147	840,107	(18)%
Foreign currency translation adjustment	109,246	32,335	238%
Total comprehensive income	$796,393	$872,442	(9%)

Table of Contents	-19-

Sales. Our sales declined by 1.9% from the second quarter of fiscal year 2013 to the second quarter of fiscal 2014, and by 2.1% from the first half of fiscal 2013 to the first half of fiscal 2014 - although, as shown below under “Impact of Exchange Rates,” the decline was actually more than twice as great, net of the beneficial effects of an improved Dollar-to-Renminbi exchange rate. The decline in sales occurred despite an increase in the average selling price per case of wine, from $42.72 and $43.70 in the three and six months ended February 28, 2013 to $47.09 and $45.59 in the three and six months ended February 28, 2014. That increase appears to reflect a migration of customer taste toward higher quality products. Our unit sales fell, however, by 11% from the second quarter of fiscal 2013 and by 6% from the first half of fiscal 2013 to the comparable periods of fiscal 2014.

Gross Profit. Our cost of sales primarily consists of the costs for wine purchases and the VAT surcharge. In addition, to stimulate new distribution channels, Fujian Tianfeihong has been aggressively offering rewards to customers, so that when the customer contracts for a certain amount, we give the customer a certain amount of free goods, which are recorded as an additional cost of sales. Rewards added $192,240 to cost of revenue during the three months ended February 28, 2014 and $330,651 during the six months then ended.

Our increases of approximately 10% and 4% in period-to-period unit prices during the second quarter and first half of fiscal 2014 were outpaced by a period-to-period increase of approximately 15% in unit costs. As a result, our gross margin fell from 36% in both the three and six month periods ended February 28, 2013 to 34% in both the three and six month periods ended February 28, 2014. Combined with a slackening in sales, we realized a decrease in gross profit of 5.6% in the three months ended February 28, 2014 and 8.2% in the six months then ended.

Impact of Exchange Rates. In preparing our financial statements for inclusion in our SEC filings, we translate the elements of our statement of income from Chinese Renminbi to U.S. Dollars using the average exchange rate during the reporting period. Accordingly, our period-to-period comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The following table shows the influence of variation in exchange rates on the comparison of our sales, cost of sales, and gross profit in three month periods ended February 28, 2014 and 2013 by presenting (a) the results as reported and (b) the results that would have been reported if there had been no decrease in the average exchange rate from the three month period ended February 28, 2013 to the three month period ended February 28, 2014.

	As Reported			Modified to a Uniform Exchange Rate
	2/28/14	2/28/13	% Change	2/28/14	2/28/13	% Change
Sales	$2,882,195	$2,936,590	(1.9%)	$2,801,155	$2,936,590	(4.6%)
COGS	1,889,147	1,884,749	0.3%	1,839,493	1,884,749	(2.4%)
Gross Profit	993,048	1,051,841	(5.6%)	965,126	1,051,841	(8.3%)

The following table presents the same analysis, with respect to our results for the six month periods ended February 28, 2014 and 2013.

	As Reported			Modified to a Uniform Exchange Rate
	2/28/14	2/28/13	% Change	2/28/14	2/28/13	% Change
Sales	$4,814,573	$4,917,803	(2.1%)	$4,681,818	$4,917,803	(4.8%)
COGS	3,200,407	3,158,869	1.3%	3,112,160	3,158,869	(1.5%)
Gross Profit	1,614,166	1,758,934	(8.2%)	1,569,658	1,758,934	(10.8%)

Selling expenses. Our selling expenses increased to $509,614 for the six months ended February 28, 2014 from $469,812 for the six months ended February 28, 2013, representing a 9% increase. During the three months ended on February 28, 2014, selling expense also increased by 9%. Our selling expenses primarily consist of transportation expense, marketing expenses, and any daily expenses incurred for sales function, such as salaries, travelling expenses, entertainment and rent. Our transportation expenses increased to $210,038 for the six months ended February 28, 2014 from $205,342 for the six months ended February 28, 2013, representing an increase of $4,696 or 2%.

Table of Contents	-20-

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 16%, to $202,435 for the six months ended February 28, 2014 from $173,846 for the six months ended February 28, 2013. Our G&A expenses increased by 52%, to $154,162 for the three months ended February 28, 2014 from $100,922 for the three months ended February 28, 2013. Our G&A expenses primarily consist of office expenses, entertainment expenses, travelling expenses, depreciation expenses, rent and salaries. The increase in G&A expenses occurred in all categories, and was not attributable to any single situation.

Other income. Our other income consisted entirely of interest income earned on our bank balances. Due to the increase in our cash position and a modest increase in prevailing interest rates, interest income increased to $7,632 for the six months ended February 28, 2014 from $4,867 for the six months ended February 28, 2013, and to $4,130 from $2,583 for the three months ended February 28, 2014 and 2013.

Provision for income tax. Due to the 19% decrease in our pre-tax income, our provision for income tax decreased to $223,602 for the six months ended February 28, 2014 from $280,036 for the February 28, 2013, representing a 20% decrease. For the three months ended February 28, 2014, when our pre-tax income fell by 21%, our provision for income tax decreased to $128,977 from $167,389 for the three months ended February 28, 2013, representing a 23% decrease. Our effective tax rate was the same as the statutory rate of 25% for the six months ended Feb 28, 2014 and 2013.

Net income. After deducting the income tax, Fujian Tianfeihong reported net income of $687,147 and $840,107 for the six months ended Feb 28, 2014 and 2013, respectively, and $401,962 and $502,912 for the three months ended Feb 28, 2014 and 2013, respectively. The entrusted management agreements assign to Changshitong Consulting only 95% of the net profit generated from Fujian Tianfeihong.  For that reason, we deducted a “non-controlling interest” of $34,361 and $42,005, respectively, and $24,986 and $25,046, respectively, before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the six months ended February 28, 2014 and 2013 was $652,786 and $798,102, respectively, an decrease of 18% and for the three months ended February 28, 2014 and 2013 was $376,976 and $475,866, respectively, a decrease of 21%.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. For the six months ended February 28, 2014 and 2013, and for the three months ended February 28, 2014 and 2013, foreign currency translation adjustments of $109,246 and $32,335, respectively, and $76,490 and $18,940, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of February 28, 2014, our working capital totaled $5,023,460, an increase of $744,015 since August 31, 2013.  The increase is bit higher than our net income for the six months ended February 28, 2014, due to the fact that we have very little in fixed or intangible assets on our balance sheet and so record very little depreciation or amortization expense. Cash and cash equivalents represented almost 79% of our current assets at February 28, 2014.

Since our operations provided $1.26 million in cash during the six months ended February 28, 2014, and have been cash flow positive for the past two years, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Table of Contents	-21-

Cash Flow

(all amounts in U.S. dollars)

	Six Months Ended Feb. 28, 2014	Six Months Ended Feb. 28, 2013

Net cash provided by (used in) operating activities	$1,257,497	$851,125
Net cash provided by (used in) investing activities	(852)	—
Net cash provided by (used in) financing activities	26,880	555,450
Effects of Exchange Rate Change in Cash	24,394	108,056
Net Increase in Cash and Cash Equivalents	1,307,919	1,514,631
Cash and Cash Equivalent at Beginning of the Period	3,994,502	1,908,784
Cash and Cash Equivalent at End of the Period	$5,302,421	$3,423,415

Operating activities

Cash provided by operating activities was $1,257,497 for the six months ended February 28, 2014, as compared to $851,125 for the six months ended February 28, 2013. Our operations provided cash in excess of our net income for the six months ended February 28, 2014 primarily as a result of the $790,579 increase in our trade accounts payable. Our accounts payable are primarily due to our suppliers, and will generally increase in proportion to our sales. However, the recent increase reflects improved terms that we are obtaining from our suppliers as our relationships mature. In addition, the increase in cash provided by operations was influenced by the following factors:

·	Stability in the growth of accounts receivable. Our accounts receivable grew in the first half of fiscal 2014 at approximately the same amount as they grew in the first six months of fiscal 2013. In general, our accounts receivable represent approximately one month of sales. However, in earlier periods we were more aggressive in seeking early payment.

·	Reduced date of growth of inventory. We generally maintain an inventory of products equal to approximately one month of sales. Since our sales have been flat in the first half of fiscal 2014, we had insignificant growth in inventory.

·	Elimination of advances to suppliers. We have long maintained strong relationships with our suppliers, with the result that we are generally required to prepay only a nominal amount for our inventory, and as of February 28, 2014 had no amounts prepaid. This combination of a low level of advances with the relatively rapid turnover of our accounts receivable affords us a beneficial level of cash flow.

Investing activities

Cash used in investing activities for six months ended February 28, 2014 was $852 used for the purchase of equipment. We didn’t have any investing activities for the six months ended February 28, 2013. The net book value of our fixed assets at August 31, 2013 was $104,054, reflecting the fact that our business activities do not need significant fixed assets.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

Cash provided by financing activities was $26,880 for the six months ended February 28, 2014 which represented a loan from related party From time to time, we will take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S.

Table of Contents	-22-

During the six months ended February 28, 2013, our financing activities consisted of a $555,450 capital contribution by a stockholder. The contribution was made to the registered capital of Fujian Tianfeihong Wine Co., Ltd., and represented funds in excess of the contribution to capital required by Chinese law. The contribution was made in order to demonstrate the financial strength of Fujian Tianfeihong Wine Co., Ltd. to potential suppliers and customers.

Because of our ample cash position and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

Transfer of Cash

All of our sales are generated by Fujian Tianfeihong in the PRC, and 95% of the net income is then assigned to Changshitong Consulting. PRC regulations restrict the ability of our PRC subsidiary, Changshitong Consulting, to make dividend and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Fujian Tianfeihong and Changshitong Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Changshitong Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.

Chinese regulations also limit the ability of our parent company to transfer money into China, as needed to fund the operations of Fujian Tianfeihong.  If in the future, China Tianfeihong raises funds and wishes to utilize them in the operations of Fujian Tianfeihong, one of the following methods will have to be employed:

●	Acquisition. China Tianfeihong could transfer capital to Fujian Tianfeihong by causing its Hong Kong subsidiary, Changshi Tongrong Limited, to apply to MOFCOM for approval of an acquisition of Fujian Tianfeihong by Changshi Tongrong Limited. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Changshi Tongrong Limited for Fujian Tianfeihong represented a commercially fair price.

●	Joint venture. If China Tianfeihong Wine, Inc. obtained capital that was less than the purchase price for Fujian Tianfeihong deemed acceptable by MOFCOM, Changshi Tongrong Limited could still inject the funds into Fujian Tianfeihong by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Fujian Tianfeihong into an equity joint venture, in which Changshi Tongrong Limited would be its equity joint venturer. If approved, Changshi Tongrong would then own a portion of the equity in Fujian Tianfeihong, and the VIE agreements between Fujian Tianfeihong and Changshitong Consulting would be modified accordingly to reduce the portion of net income payable by Fujian Tianfeihong to Changshitong Consulting.

Table of Contents	-23-

We have no current plans for China Tianfeihong Wine, Inc. to fund Fujian Tianfeihong, and expect the VIE structure to remain in place for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent accounting pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 28, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 28, 2014.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Table of Contents	-24-

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

There have been no material changes from the risk factors included in Amendment No. 1 to our Current Report on Form 8-K filed on March 26, 2014.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

Table of Contents	-25-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA TIANFEIHONG WINE, INC.

Date:	April 21, 2014	By:	/s/ Zhiliang Fang
Zhiliang Fang, Chief Executive Officer

		By:	/s/ Lirong Zheng
Lirong Zheng, Chief Financial Officer, Chief Accounting Officer

Table of Contents	-26-