Form 10-Q
period 2014-03-31
China Tianfeihong Wine Inc
filed 2014-07-21
CIK 1501225

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended May 31, 2014

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

July 21, 2014

Common Voting Stock: 34,396,680

CHINA TIANFEIHONG WINE, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended MAY 31, 2014

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$4,862,235	$3,994,502
Accounts receivable	420,035	609,890
Inventory, net	279,791	461,232
Prepaid income taxes	57,045	—
Prepaid expenses	3,564	—
Advances to suppliers	—	45,670

Total current assets	5,622,670	5,111,294

Fixed assets, net	59,819	104,054

Total Assets	$5,682,489	$5,215,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,930	$788,588
Taxes payable	18,289	31,222
Loans from stockholder	47,446	—
Accrued liabilities and other payables	40,946	12,039

Total current liabilities	462,611	831,849

Stockholders’ equity:
Common stock, $0.0006 par value per share, 80,000,000
shares authorized; 34,396,680 and 32,000,000 shares issued and outstanding as of May 31, 2014 and
August 31, 2013, respectively	20,638	19,200
Additional paid-in capital	726,548	812,159
Statutory reserve fund	80,642	—
Retained earnings	4,066,899	3,336,756
Other comprehensive income	192,432	124,618

Stockholders’ equity before noncontrolling interests	5,087,159	4,292,733
Noncontrolling interests	132,719	90,766

Total stockholders’ equity	5,219,878	4,383,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,682,489	$5,215,348

See accompanying notes to the consolidated financial statements.

Table of Contents	2

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenue	$1,415,640	$1,986,773	$6,230,213	$6,904,576
Cost of goods sold	(972,077)	(1,321,959)	(4,172,484)	(4,480,828)

Gross profit	443,563	664,814	2,057,729	2,423,748

Operating expenses
Selling and marketing	168,077	206,336	677,691	676,148
General and administrative	58,733	81,567	260,168	255,413

Total operating expenses	226,810	287,903	937,859	931,561

Income from operations	216,753	376,911	1,119,870	1,492,187
Interest income	4,772	3,250	12,404	8,117

Income before provision for income taxes	221,525	380,161	1,132,274	1,500,304
Provision for income taxes	55,396	95,040	278,997	375,076

Net income	166,129	285,121	853,277	1,125,228
Noncontrolling interests	(8,131)	(14,256)	(42,492)	(56,261)

Net income attributable to common stockholders	$157,998	$270,865	$810,785	$1,068,967

Earnings per common share, basic and diluted	$0.00	$0.01	$0.02	$0.03

Weighted average shares outstanding, basic and diluted	34,396,680	32,000,000	33,331,489	32,000,000

Comprehensive Income:
Net Income	$166,129	$285,121	$853,277	$1,125,228
Foreign currency translation adjustment	(41,972)	141,831	67,275	174,166

Comprehensive income	124,157	426,952	920,552	1,299,394
Comprehensive income attributable to noncontrolling interests	(1,364)	(121,630)	(41,953)	(165,252)

Net Comprehensive income attributable to common stockholders	$122,793	$305,322	$878,599	$1,134,142

See accompanying notes to the consolidated financial statements.

Table of Contents	3

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MAY 31, 2013 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, August 31, 2013	$19,200	$812,159	$—	$3,336,756	$124,618	$90,766	$4,383,499
Reverse acquisition equity adjustments	1,438	(85,611)	—	—	—	—	(84,173)
Net income	—	—	—	810,785	—	42,492	853,277
Appropriation to statutory reserve	—	—	80,642	(80,642)	—	—	—
Foreign currency translation adjustment	—	—	—	—	67,814	(539)	67,275
Balance, May 31, 2014 (Unaudited)	$20,638	$726,548	$80,642	4,066,899	$192,432	$132,719	$5,219,878

See accompanying notes to the consolidated financial statements.

Table of Contents	4

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

	Nine Months Ended May 31,
	2014	2013

Cash flows from operating activities:
Net income	$853,277	$1,125,228
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	45,176	38,896
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	189,855	(185,549)
Decrease (increase) in inventory	181,441	(114,901)
(Increase) in prepaid income taxes	(57,045)	—
(Increase) in prepaid expenses	(3,564)	(17,428)
Decrease in advances to suppliers	45,670	40,380
(Decrease) increase in accounts payable	(432,658)	227,037
(Decrease) increase in taxes payable	(12,933)	6,287
Increase (decrease) in accrued liabilities and other payables	28,907	(500)

Net cash provided by operating activities	838,126	1,119,450

Cash flows from investing activities:
Purchase of equipment	(850)	—

Net cash (used in) investing activities	(850)	—

Cash flows from financing activities:
Capital contributed by one stockholder	—	557,200
Proceeds from stockholder loans	46,480	—

Net cash provided by financing activities	46,480	557,200

Effect of exchange rate changes on cash	(16,023)	83,943

Net change in cash	867,733	1,760,593
Cash, beginning	3,994,502	1,908,784

Cash, end	$4,862,235	$3,669,377

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income taxes	$333,997	$368,907

See accompanying notes to the consolidated financial statements.

Table of Contents	5

NOTE 1. ORGANIZATION

China Tianfeihong Wine, Inc. (the “Company”), formerly known as Zenitech Corporation, was incorporated under the laws of the State of Delaware on July 28, 2005. Since its inception until the closing of its reverse acquisition transaction, the Company was a development-stage company in the business of developing, manufacturing, distributing and marketing of environmentally friendly floral sleeves and wrappers for the floriculture industry.

On August 1, 2013, the Company filed a certificate of amendment to its articles of incorporation to change its name from “Zenitech Corporation” to “China Tianfeihong Wine Inc. ” (the “Name Change”) and to effect a 1 for 6  reverse stock split (the “Reverse Split”) of its outstanding shares of common stock. The Name Change and the Reserve Split were effective on August 12, 2013.  Upon the effectiveness of the Reverse Split, the number of outstanding shares of the Company’s common stock decreased from 14,380,266 to 2,396,680 shares. The number of authorized shares of common stock remained at 80,000,000 shares.

On December 30, 2013, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd (BVI) (“Fanwei Hengchang), whereby the Company acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for the issuance of 32,000,000 shares of the Company’s common stock, representing 93.03% of issued and outstanding shares of common stock. As a result of the reverse acquisition, Fanwei Hengchang became the Company’s wholly-owned subsidiary and the former Fanwei Hengchang’s stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to the business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

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

Subsequent to the closing of the Share Exchange Agreement, the Company conducts operations through its controlled consolidated affiliate Fujian Tianfeihong. Fujian Tianfeihong is primarily engaged in distributing all kinds of fruit wine including green plum wine, loquat wine, olive wine, pomegranate wine, etc. to supermarkets and liquor stores in the People’s Republic of China (“PRC”).

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

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Changshitong Consulting (WFOE) is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of  Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,623). The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, Zhiliang Fang and Jinxiang Fang each authorize Changshitong Consulting to designate someone to exercise their entire shareholder decision rights with respect to Fujian Tianfeihong. The Agreement has an unlimited term and only can be terminated upon written notice agreed to by both parties.

Table of Contents	6

NOTE 1. ORGANIZATION (continued)

Call Option Agreement: a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Shareholders”), and Changshitong Consulting under which they have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 (US$0.16) or the minimum price required by PRC laws if at that time there is any regulatory PRC laws regulating the minimum price. The Fujian Tianfeihong Shareholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option. This Agreement remains effective until all equity interest under the Agreement have been transferred to Changshitong Consulting or its designated entities or natural persons.

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

Table of Contents	7

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The unaudited financial statements for the three and nine months ended May 31, 2014, include China Tianfeihong Wine, Inc., Fanwei Hengchang, Changshi Tongrong and its wholly owned subsidiary, Changshitong Consulting and its VIE, Fujian Tianfeihong. The unaudited financial statements for the three and nine months ended May 31, 2013 include Fujian Tianfeihong, Changshi Tongrong and Fanwei Hengchang as all the other entities were not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The unaudited interim consolidated financial statements of the Company as of May 31, 2014 and for the three and nine months periods ended May 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 8-K/A filed with the SEC on March 26, 2014. The results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending August 31, 2014.

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

Table of Contents	8

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

VARIABLE INTEREST ENTITY (continued)

The following financial statement amounts and balances of Fujian Tianfeihong have been included in the accompanying consolidated financial statements.

	May 31, 2014	August 31, 2013
	(Unaudited, in U.S. $)	(In U.S. $)
ASSETS
Current assets:
Cash	$4,861,784	$3,994,502
Accounts receivable	420,035	609,890
Inventory	279,791	461,232
Prepaid income taxes	57,045	—
Prepaid expenses	3,564	—
Advances to suppliers	—	45,670

Total current assets	5,622,219	5,111,294

Fixed assets, net	59,819	104,054

TOTAL ASSETS	$5,682,038	$5,215,348

LIABILITIES

Current liabilities:
Accounts payable	$355,930	$788,588
Payable to WFOE(1)	817,064	—
Taxes payable	15,657	21,941
Loans from stockholder	47,446	—
Accrued liabilities and other payables	31,226	12,039

Total current liabilities	1,267,323	822,568

TOTAL LIABILITIES	$1,267,323	$822,568

(1)	Payable to WFOE represents outstanding amounts due to Changshitong Consulting Co. Ltd. under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Fujian Tianfeihong in exchange for 95% of Fujian Tianfeihong’s net income. The monthly payments of RMB 10,000 (approximately US$1,623) have not been paid as of May 31, 2014.

Table of Contents	9

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

VARIABLE INTEREST ENTITY (continued)

	For the three months ended May 31,		For the nine months ended May 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,415,640	$1,986,773	$6,230,213	$6,904,576
Net income (2)	$162,625	$285,121	$849,836	$1,125,228

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the nine months ended May 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$841,334	$1,119,450
Net cash (used in) investing activities	(850)	—
Net cash provided by financing activities	46,480	557,200
Effect of exchange rate changes on cash	(19,682)	83,943

Net increase in cash	867,282	1,760,593

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

Table of Contents	10

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	May 31, 2014	August 31, 2013
Balance sheet items, except for stockholders’ equity, as of periods end	0.1620	0.1622

	For the three months ended May 31,		For the nine months ended May 31,
	2014	2013	2014	2013
Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the periods	0.1623	0.1602	0.1629	0.1592

For the three months ended May 31, 2014 and 2013, foreign currency translation adjustments of $(41,972) and $141,831, respectively, have been reported as other comprehensive (loss) income. For the nine months ended May 31, 2014 and 2013, foreign currency translation adjustments of $67,275 and $174,166 have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

Table of Contents	11

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Revenues are primarily derived from selling fruit wines to contract distributors and retail establishments. The Company’s revenue recognition policies comply with FASB ASC 605 “Revenue Recognition.” The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

The Company has no product returns or sales discounts and allowances because goods delivered and accepted by customers are normally not returnable.

The Company recognizes gift sample products as cost of goods sold in compliance with ASC 605-50-S99. As such, when the Company gives a customer a free product, the expense associated with this free product at the time of sale is classified as cost of goods sold.

SHIPPING COSTS

Shipping costs incurred by the Company are recorded in selling expenses. Shipping costs for the three months ended May 31, 2014 and 2013 were $61,406 and $86,538, respectively; shipping costs for the nine months ended May 31, 2014 and 2013 were $271,554 and $291,973, respectively.

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the contract amount after deduction of trade discounts and allowances, if any, and do not bear interest. The allowance for doubtful accounts, when necessary, is the Company’s best estimate of the amount of probable credit losses of accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of May 31, 2014 and August 31, 2013, the Company considers accounts receivable of $420,035 and $609,890, respectively, fully collectible. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Table of Contents	12

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventory, comprised principally of bottled wine, is valued at the lower of cost or market value. The value of inventories is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of May 31, 2014 and August 31, 2013.

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

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the prices paid to acquire the assets, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred. The estimated useful lives for fixed asset categories are as follows:

Computers and equipment 3 years

Motor vehicles 4 years

Fixture and furnitures 5 years

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of May 31, 2014 and August 31, 2013, the company has no deferred tax assets or liabilities.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of May 31, 2014 and August 31, 2013, the Company does not have a liability for any unrecognized tax benefits.

Table of Contents	13

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended May 31, 2014 and 2013.

PRC

Changshitong Consulting and its VIE, Fujian Tianfeihong are subject to an Enterprise Income Tax at 25% and file their own tax returns. Consolidated tax returns are not permitted in China.

BVI

Fanwei Hengchang is incorporated in the BVI and is governed by the income tax laws of the BVI. According to the current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Changshi Tongrong is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

Advertising Costs

Advertising costs are charged to operations when incurred. For the three months ended May 31, 2014 and 2013, advertising expense was $54,533 and $58,249, respectively. For the nine months ended May 31, 2014 and 2013, advertising expenses was $190,267 and $123,686, respectively.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. For nine months ended May 31, 2014, a statutory reserve of $80,642 was required to be allocated by the Company.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impacts of this updated authoritative guidance on its consolidated financial statements.

Table of Contents	14

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and did not have a material impact on the Company's consolidated financial statements.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of May 31, 2014 and August 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivable, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Table of Contents	15

NOTE 5. FIXED ASSETS

Fixed assets are summarized as follows:

	May 31, 2014	August 31, 2013
	(Unaudited)

Computers and equipment	$24,543	$23,732
Motor vehicles	148,047	148,269
Fixtures and furniture	13,835	13,856
	186,425	185,857
Less: Accumulated depreciation	(126,606)	(81,803)
	$59,819	$104,054

For the three months ended May 31, 2014 and 2013, depreciation expense was $11,916 and $33,360, respectively. For the nine months ended May 31, 2014 and 2013, depreciation expense was $45,176 and $38,896, respectively.

NOTE 6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	May 31, 2014	August 31, 2013
	(Unaudited)

Accrued payroll	$9,221	$9,783
Professional fees	20,844	—
Other	10,881	2,256
	$40,946	$12,039

NOTE 7. LEASES

The Company leases the office under an eight-year operating lease from an unrelated third party, expiring on June 30, 2017. This lease provides for renewal option. This lease requires the Company to pay the total rent in advance for one year of $43,006 (RMB 264,000).

The minimum future rentals under this lease as of May 31, 2014 are as follows:

Period Ending
August 31,	Amount

2014	$7,168
2015	43,006
2016	43,006
2017	35,838
$129,018

The Company had an operating lease for another office at a monthly rent of approximately $1,439 that expired on April 22, 2014 and was not renewed.

Rent expense for the three months ended May 31, 2014 and 2013 was $12,127 and $11,799, respectively, and for the nine months ended May 31, 2014 and 2013 was $42,271 and $40,352, respectively.

Table of Contents	16

NOTE 8. INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended May 31,		For the nine months ended May 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$55,396	$95,040	$278,997	$375,076
Deferred	—	—	—	—

	$55,396	$95,040	$278,997	$375,076

The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through May 31, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

NOTE 9. RELATED PARTY TRANSACTIONS

From time to time, one majority stockholder has loaned money to the Company, primarily to meet the non-RMB cash requirements. The loans are non-interest bearing and due on demand. The balance of $47,446 and $0 at May 31, 2014 and August 31, 2013, respectively, represents professional and legal fees incurred in the U.S. paid by this stockholder. The balance is reflected as loans from stockholder.

NOTE 10. CONTINGENCIES

The Company did not file the information report for the year ended December 31, 2013 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts. The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 11. CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Table of Contents	17

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

As a result of our acquisition of Fanwei Hengchang, we now own all of the issued and outstanding capital stock of Changshi Tongrong, which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting. In addition, we effectively and substantially control Fujian Tianfeihong through a series of captive agreements with Changshitong Consulting.

Fanwei Hengchang was established in the British Virgin Islands on May 29, 2013.  It is a holding company whose sole asset is the capital stock of Changshi Tongrong Limited (Hong Kong), a holding company established in Hong Kong on August 10, 2012 whose sole asset is the registered equity of Changshitong Information Consulting (Shenzhen) Co., Ltd. (“Changshitong Consulting”). Changshitong Consulting was established by Changshi Tongrong as a wholly foreign owned enterprise (the “WFOE”) in the People's Republic of China (“PRC”) on September 23, 2013.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders, Jinxiang Fang and Zhiliang Fang, entered into a series of agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

(1)	an Exclusive Technical Service and Business Consulting Agreement between Changshitong Consulting and Fujian Tianfeihong pursuant to which Changshitong Consulting is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,623)

Table of Contents	18

(2)	a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Shareholders”) and Changshitong Consulting under which the Fujian Tianfeihong Shareholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or the minimum price permitted by PRC laws if at that time there is any regulatory PRC laws regulating the minimum price. The Fujian Tianfeihong Shareholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option;

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

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of Changshitong Consulting or Fujian Tianfeihong;
•	imposing conditions or requirements in respect of the VIE Agreements with which Changshitong Consulting or Fujian Tianfeihong may not be able to comply;
•	requiring our company to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our company’s business; and
•	revoking the business licenses and/or the licenses or certificates of Fujian Tianfeihong, and/or voiding the VIE Agreements.

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

Table of Contents	19

Results of Operations

The following table sets forth key components of our results of operations during the three months periods ended May 31, 2014 and 2013, and the percentage changes between 2014 and 2013.

	May 31,	May 31,
	2014	2013	Change
	$	$	%

Revenue	$1,415,640	$1,986,773	$(29)%
Cost of goods sold	(972,077)	(1,321,959)	(26)%
Gross profit	443,563	664,814	(33)%
Selling and marketing expenses	168,077	206,336	(19)%
General and administrative expenses	58,733	81,567	(28)%
Total operating expenses	226,810	287,903	(21)%
Income from operations	216,753	376,911	(42)%
Other income	4,772	3,250	47%
Income before provision for income taxes	221,525	380,161	(42)%
Provision for income taxes	55,396	95,040	(42)%
Net income	166,129	285,121	(42)%
Less: Non controlling interests	8,131	14,256	(43)%
Net income attributable to the company	157,998	270,865	(42)%
Comprehensive income:
Net income	166,129	285,121	(42)%
Foreign Currency Translation Adjustment	(41,972)	141,831	(70)%
Total comprehensive income	$124,157	$426,952	(71)%

The following table sets forth key components of our results of operations during the nine months period ended May 31, 2014 and 2013, and the percentage change between 2014 and 2013.

	May 31, 2014	May,31 2013		Change
	$	$		%

Revenue	6,230,213		6,904,576	(1) (10)%
Cost of goods sold	(4,172,484)		(4,480,828)	(7)%
Gross profit	2,057,729		2,423,748	(15)%
Selling and marketing expenses	677,691		676,148	0.23%
General and administrative expenses	260,168		255,413	2%
Total operating expenses	937,859		931,561	1%
Income from operations	1,119,870		1,492,187	(25)%
Other income	12,404		8,117	53%
Income before provision for income taxes	1,132,274		1,500,304	(25)%
Provision for income taxes	278,997		375,076	(26)%
Net income	853,277		1,125,228	(24)%
Less: Non controlling interests	42,492		56,261	(24%)
Net income attributable to the company	810,785		1,068,967	(24%)
Comprehensive income:
Net income	853,277		1,125,228	(24)%
Foreign currency translation adjustment	67,275		174,166	(61)%
Total comprehensive income	$920,552		$1,299,394	(29%)

Table of Contents	20

Sales. Our sales declined by 29% from the third quarter of fiscal year 2013 to the third quarter of fiscal 2014, and by 10% from the first nine months of fiscal 2013 to the first nine months of fiscal 2014. That decrease appears to reflect an overall depressed market which resulted in our distributors decreasing their inventories. Our unit sales fell by 6% from the third quarter of fiscal 2013 and slightly increased by 1% from the first nine months of fiscal 2013 to the comparable periods of fiscal 2014. From the third quarter of 2013 to the third quarter of 2014, the average selling price of per case of wine decreased from $41.65 to $39.08. For nine months period ended May 31, 2013 and 2014, the average selling price slightly increased from $39.35 to $39.90.

Gross Profit. Our cost of goods sold primarily consists of the cost for wine purchases and the VAT surcharge. In addition, to stimulate new distribution channels, Fujian Tianfeihong has been aggressively offering rewards to customers, so that when the customer contracts to purchase a certain amount, we give the customer a certain amount of free goods, which are recorded as an additional cost of goods sold. Rewards added $95,991 to cost of goods sold during the three months ended May 31, 2014 and $411,215 during the nine months then ended May 31, 2014

Our quarter-to-quarter decrease of 6% in unit price exceeded the decrease of 4% in unit costs from the quarter ended May 31, 2013 to the quarter ended May 31, 2014. As a result, our gross margin felt by 33% for the three months periods ended May 31, 2014. For the nine months ended May 31, 2014, although unit prices increased by 1% and unit costs decreased by 5%, our gross margin fell from 35.1% to 33.0%.  The reduction in nine month gross margin occurred because of a discrepancy between U.S. GAAP accounting for customer rewards and the rules by which Value Added Tax is applied to those rewards in China, which resulted in a substantial increase in VAT during the recent nine month period as compared to the prior period.

Impact of Exchange Rates. In preparing our financial statements for inclusion in our SEC filings, we translate the elements of our statement of income from Chinese Renminbi to U.S. Dollars using the average exchange rate during the reporting period. Accordingly, our period-to-period comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The following table shows the influence of variation in exchange rates on the comparison of our sales, cost of goods sold, and gross profit in three month periods ended May 31, 2014 and 2013 by presenting (a) the results as reported and (b) the results that would have been reported if there had been no decrease in the average exchange rate from the three month period ended May 31, 2013 to the three month period ended May 31, 2014.

	As Reported			Modified to a Uniform Exchange Rate (3 months average rate 0.1602 for 2013)
	5/31/14	5/31/13	% Change	5/31/14	5/31/13	% Change
Sales	$1,415,640	$1,986,773	(29%)	$1,397,323	$1,986,773	(30%)
Cost of Goods Sold	972,007	1,321,959	(26%)	959,499	1,321,959	(27%)
Gross Profit	443,563	664,814	(33%)	437,824	664,814	(34%)

The following table presents the same analysis, with respect to our results for the nine month periods ended May 31, 2014 and 2013.

	As Reported			Modified to a Uniform Exchange Rate (9 months average rate 0.1629)
	5/31/14	5/31/13	% Change	5/31/14	5/31/13	% Change
Sales	6,230,213	$6,904,576	(10%)	$6,149,601	$6,904,576	(11%)
Cost of Goods Sold	4,172,484	4,480,828	(7%)	4,118,496	4,480,828	(8%)
Gross Profit	2,057,729	2,423,748	(15%)	2,031,105	2,423,748	(16%)

Table of Contents	21

Selling expenses. Our selling expenses primarily consist of transportation expense, marketing expenses, and any daily expenses incurred for sales function, such as salaries, travelling expenses, entertainment and rent. Our selling expenses increased to $677,691 for the nine months ended May 31, 2014 from $676,148 for the nine months ended May 31, 2013, representing a 0.23% increase. However, during the three months ended on May 31, 2014, selling expense decreased by 19%. In both the nine-month and three-month comparisons the dominant factor was the decrease in transportation expenses due to our reduced sales. Our transportation expenses decreased to $271,554 for the nine months ended May 31, 2014 from $291,973 for the nine months ended May 31, 2013, representing an decrease of $20,419 or 7%, which was offset by increases in several of the other components of selling expense. During the three month period ended May 31, 2014, decreases in transportation costs caused the entire reduction in selling costs.

General and administrative expenses. Our general and administrative (“G&A”) expenses primarily consist of office expenses, entertainment expenses, travelling expenses, depreciation expenses, rent and salaries. Our G&A. expenses increased by 2%, to $260,168 for the nine months ended May 31, 2014 from $255,413 for the nine months ended May 31, 2013. Our G&A expenses decreased by 28%, to $58,733 for the three months ended May 31, 2014 from $81,567 for the three months ended May 31, 2013. The changes in G&A expenses occurred in all categories, and were not attributable to any single situation. The reduction in G&A expense in the recent quarter was attributable to our efforts to reduce costs as sales have decreased recently, resulting in reductions in entertainment expenses, office expenses, travelling expenses and, particularly, reduction in the large exhibition expenses that we incurred in fiscal 2013.

Other income. Our other income consisted entirely of interest income earned on our bank balances. Due to the increase in our cash position and a modest increase in prevailing interest rates, interest income increased to $12,404 for the nine months ended May 31, 2014 from $8,117 for the nine months ended May 31, 2013, and to $4,772 from $3,250 for the three months ended May 31, 2014 and 2013.

Provision for income tax. Due to the 25% decrease in our pre-tax income, our provision for income tax decreased to $278,997 for the nine months ended May 31, 2014 from $375,076 for the May 31, 2013, representing a 26% decrease. For the three months ended May 31, 2014, when our pre-tax income fell by 42%, our provision for income tax decreased to $55,396 from $95,040 for the three months ended May 31, 2013, representing a 42% decrease. Our effective tax rate was the same as the statutory rate of 25% for the nine months ended May 31, 2014 and 2013.

Net income. After deducting the income tax, Fujian Tianfeihong reported net income of $853,277 and $1,125,228 for the nine months ended May 31, 2014 and 2013, respectively, and $166,129 and $285,121 for the three months ended May 31, 2014 and 2013, respectively. The entrusted management agreements assign to Changshitong Consulting only 95% of the net profit generated from Fujian Tianfeihong.  For that reason, we deducted a “non-controlling interest” of $42,492 and $56,261, respectively, and $8,131 and $14,256, respectively, before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the nine months ended May 31, 2014 and 2013 was $878,599 and $1,134,142, respectively, an decrease of 23%, and for the three months ended May 31, 2014 and 2013 was $122,793 and $305,322, respectively, a decrease of 60%.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. For the nine months ended May 31, 2014 and 2013, and for the three months ended May 31, 2014 and 2013, foreign currency translation adjustments of $67,275 and $174,166, respectively, and ($41,972) and $141,831, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Table of Contents	22

Liquidity and Capital Resources

As of May 31, 2014, our working capital totaled $5,160,059, an increase of $880,614 since August 31, 2013.  The increase is approximately equal to our net income for the nine months ended May 31, 2014, due to the fact that we have very little in fixed or intangible assets on our balance sheet and so record very little depreciation or amortization expense. Cash and cash equivalents represented almost 86% of our current assets at May 31, 2014.

Since our operations provided $838,126 in cash during the nine months ended May 31, 2014, and have been cash flow positive for the past two years, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Nine Months Ended May 31, 2014	Nine Months Ended May 31, 2013

Net cash provided by (used in) operating activities	$838,126	$1,119,450
Net cash provided by (used in) investing activities	(850)	—
Net cash provided by (used in) financing activities	46,480	557,200
Effects of Exchange Rate Change in Cash	(16,023)	83,943
Net Increase in Cash and Cash Equivalents	867,733	1,760,593
Cash and Cash Equivalent at Beginning of the Period	3,994,502	1,908,784
Cash and Cash Equivalent at End of the Period	$4,862,235	$3,669,337

Operating activities

Cash provided by operating activities was $838,126 for the nine months ended May 31, 2014, as compared to $1,119,450 for the nine months ended May 31, 2013. In both periods, cash provided by operations was approximately equal to net income, as we record little depreciation and amortization and control our cash flow by balancing accounts payable against changes in our accounts receivable and inventory.

Investing activities

Cash used in investing activities for nine months ended May 31, 2014 was $850 used for the purchase of equipment. We did not have any investing activities for the nine months ended May 31, 2013. The net book value of our fixed assets at May 31, 2014 was $59,819, reflecting the fact that our business activities do not need significant fixed assets.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

Cash provided by financing activities was $46,480 for the nine months ended May 31, 2014 which represented a loan from related party. From time to time, we will take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S.

Table of Contents	23

During the nine months ended May 31, 2013, our financing activities consisted of a $557,200 capital contribution by a stockholder. The contribution was made to the registered capital of Fujian Tianfeihong Wine Co., Ltd., and represented funds in excess of the contribution to capital required by Chinese law. The contribution was made in order to demonstrate the financial strength of Fujian Tianfeihong Wine Co., Ltd. to potential suppliers and customers.

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

Chinese regulations also limit the ability of our parent company to transfer money into China, as needed to fund the operations of Fujian Tianfeihong.  If in the future, China Tianfeihong raises funds and wishes to utilize them in the operations of Fujian Tianfeihong, one of the following methods will have to be employed:

1.	Acquisition. China Tianfeihong could transfer capital to Fujian Tianfeihong by causing its Hong Kong subsidiary, Changshi Tongrong Limited, to apply to MOFCOM for approval of an acquisition of Fujian Tianfeihong by Changshi Tongrong Limited. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Changshi Tongrong Limited for Fujian Tianfeihong represented a commercially fair price.

2.	Joint venture. If China Tianfeihong Wine, Inc. obtained capital that was less than the purchase price for Fujian Tianfeihong deemed acceptable by MOFCOM, Changshi Tongrong Limited could still inject the funds into Fujian Tianfeihong by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Fujian Tianfeihong into an equity joint venture, in which Changshi Tongrong Limited would be its equity joint venturer. If approved, Changshi Tongrong would then own a portion of the equity in Fujian Tianfeihong, and the VIE agreements between Fujian Tianfeihong and Changshitong Consulting would be modified accordingly to reduce the portion of net income payable by Fujian Tianfeihong to Changshitong Consulting.

Table of Contents	24

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of May 31, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
  Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of May 31, 2014.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

Table of Contents	25

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA TIANFEIHONG WINE, INC.

Date: July 21, 2014	By: /s/ Zhiliang Fang
Zhiliang Fang, Chief Executive Officer

By: /s/ Lirong Zheng
Lirong Zheng, Chief Financial Officer, Chief Accounting Officer

Table of Contents	27