Form 10-K
period 2014-08-31
China Tianfeihong Wine Inc
filed 2014-12-16
CIK 1501225

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED AUGUST 31, 2014

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54843

CHINA TIANFEIHONG WINE, INC. (Name of Registrant in its Charter)

Delaware	99-0360626
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1600Tai'an Block, Licheng Road, Chengxiang District Putian City, Fujian Province, P.R. China 351100
(Address of Principal Executive Offices)

Issuer's Telephone Number: 86-0549-6258386

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.0006 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of February 28, 2014, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was nil, as there was no trading market for the common stock.

As of December 16, 2014, there were 34,396,680 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of China Tianfeihong Wine, Inc. Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1. BUSINESS

We conduct our operations through our controlled consolidated affiliate Fujian Tianfeihong Wine Co., Ltd. (hereinafter referred to as “Fujian Tianfeihong”).  Fujian Tianfeihong, founded in April 24, 2009, is primarily engaged in distributing a variety of fruit wine to supermarkets and liquor stores. Our products include green plum wine, loquat wine, olive wine, and pomegranate wine, among others.

Acquisition of Fanwei Hengchang

On December 30, 2013, we completed a reverse acquisition transaction through a share exchange with the Fanwei Hengchang Shareholders, whereby we acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for a total of 32,000,000 shares of our common stock, representing 93.03% of our issued and outstanding shares of common stock.  As a result of the reverse acquisition, Fanwei Hengchang became our wholly-owned subsidiary and the former Fanwei Hengchang Shareholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of our acquisition of Fanwei Hengchang, we now own all of the issued and outstanding capital stock of Changshi Tongrong, which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting. The local government of the PRC issued a certificate of approval regarding the foreign ownership of Changshitong Consulting by Changshi Tongrong, a Hong Kong entity, on September 18, 2013. In addition, we effectively and substantially control Fujian Tianfeihong through a series of agreements between Changshitong Consulting and Fujian Tianfeihong and its equity owners.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

Fujian Tianfeihong, our operating consolidated affiliate, was established in the PRC on April 24, 2009. The equity owners of Fujian Tianfeihong are Zhiliang Fang and Jinxiang Fang, who are the record owners of 31% and 69% of the equity in Fujian Tianfeihong, respectively. Zhiliang Fang and Jinxiang Fang are husband and wife. Zhiliang Fang also serves as Chief Executive Officer of China Tianfeihong Wine, Inc.

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders, Jinxiang Fang and Zhiliang Fang, entered into a series of agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

(1)	Exclusive Technical Service and Business Consulting Agreement between Changshitong Consulting and Fujian Tianfeihong pursuant to which Changshitong Consulting is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,587).
(2)	Call Option Agreement under which the Fujian Tianfeihong Shareholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or the minimum price regulated by PRC laws if at that time there is any regulatory PRC laws regulating the minimum price. The Fujian Tianfeihong Shareholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option;
(3)	Proxy Agreement pursuant to which Zhiliang Fang and Jinxiang Fang each authorize Changshitong Consulting to designate someone to exercise all of his/her shareholder decision rights with respect to Fujian Tianfeihong; and
(4)	Share Pledge Agreement pursuant to which the Fujian Tianfeihong Shareholders pledge all of their equity in Fujian Tianfeihong to Changshitong Consulting to guarantee Fujian Tianfeihong’s and its shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

 The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements.”

After the reverse acquisition transaction, our current organizational structure is as follows:

Business Overview

Fujian Tianfeihong is primarily engaged in distributing fruit wine, including green plum wine, loquat wine, olive wine and pomegranate wine. Fujian Tianfeihong has distribution agreements with eight major wine manufacturers, under which Fujian Tianfeihong purchases wine for distribution. Seven of the manufacturers are located in Fujian Province; one is located in Anhui Province. The agreements require Fujian Tianfeihong to pay for each quarter's shipments during the month following the quarter - i.e. in January, April, July and October of each year during the contract period.

Fujian Tianfeihong has 17 major customers, all of which are located in Fujian Province. Its customers are large supermarkets or liquor stores with top sales volumes in their region. The majority of the customers are located in Putian City, although we sell to other cities in Fujian Province as well.

Fujian Tianfeihong's sales agreements obligate its customers to pay for each month's purchases during the first week of the following month. Although Fujian Tianfeihong arranges for the delivery of products to its customers, the customer pays the cost of transportation. Customers are entitled to one free unit of corresponding products if the order reaches 15 units of products with a unit price over RMB 400, 10 units of products with a unit price between RMB 200 and RMB 400 and 5 units with a unit price below RMB 200.

Fujian Tianfeihong has one company-owned store, located in the Chengxiang District of Putian City. It is planning to expand its sales distribution network by opening and operating company-owned stores in order to acquire more market share and generate stable sales revenue.

 The Market for Wine in China

Currently, fruit wine accounts for 15-20% of the consumption of alcoholic beverages worldwide, but only 1% in China. The average yearly consumption of fruit wine per capita China is 0.2 to 0.3 liter, significantly below the world average of 6 liters per capita. This discrepancy indicates to us that there is significant growth potential in China’s fruit wine market.

The recent rapid development of a middle class in China has also drawn attention to the potential for the Chinese wine market.  The improvement of living standards in China has been accompanied by an increased focus on health, including increased attention to the quality of alcoholic beverages. In the past decade, consumer demand for low alcohol wine has been abetted by the discovery that fruit wine contains abundant beneficial minerals that enrich the blood, allay tiredness and improve digestion. The result has been a significant increase in the ratio of wine consumption to the consumption of white spirits that were the alcoholic beverages of choice in the 20th Century.

The Chinese national government, cognizant of the economic potential of the wine market as well as the potential benefits to the populace of a transfer from hard spirits to fruit wines, has promoted the growth of the Chinese wine industry. In December 2011, the National Development and Reform Commission of the Ministry of Industry and Information Technology issued the Food Industry “Twelfth Five Year Plan”, which stipulated that during the period from 2011 to 2015, the production of alcoholic beverages in China would increase by 5% per annum, but the portion of that production represented by wine would be doubled.

The response to this initiative has been nationwide. Guangdong Province saw the construction of many wineries producing lychee wine. In Ningbo and Zhejiang Provinces there was large growth in the production of mulberry wine and red bayberry wine. Fujian Province, where we are located saw the construction of a variety of fruit wineries. In addition, large scale production of medlar wine in northwest China and of fruit wine in Tianjin has emerged. All of this production is facilitated by the fact that China is the world's largest producer of fruit, providing a ready source of raw materials for the rapid development of the wine industry.

China's research institutes have also contributed to the development of the wine industry. New technologies have been developed to improve the efficiency of wine production, such as use of ultrasonic waves and infrared rays to accelerate fermentation, using the sugar palm enzyme to increase clarity in the wine, using low temperature fermentation techniques to preserve the nutrients, using cation exchange to improve clarity, using spectrophotometry, atomic absorption spectrometry, gas chromatography and other trace measurement techniques to detect the physical characteristics of the wine. With the support of these new technologies, manufacturing facilities have experienced increased efficiency, lowered cost, and enhanced product quality, which has in turn promoted growth of the market for wine.

Competitive Strategy

Fujian Tianfeihong is a distributor. Our business model results in certain competitive disadvantages compared to wineries that both produce wine and market it. If our suppliers fail to deliver on our orders, we lose sales. In addition, compared to competitors who produce their own wine, Fujian Tianfeihong has less control over prices. During the periods when our suppliers often increase their price, such as during the Mid-Autumn Festival and the Spring Festival, our margins are reduced, since we cannot increase our sales prices correspondingly without sacrificing sales.

At the same time, however, our distribution-only business model allows us to purchase a variety of different fruit wines from our suppliers, and spread the benefit of our growing brand value over a wider menu of products. We devote a large portion of our resources to advertising and promotion, in order to develop awareness of our brand and products. Our advertising and promotion identifies us as a source of quality wines at a reasonable price, which is attractive to our target market: supermarkets and the terminal stores of liquor sales companies. These customers are also attracted by the variety of products we offer, which makes purchasing inventory from us more efficient for these larger retailers.

Our business model is aimed at achieving marketing efficiencies though advertising programs that inform customers of the value of our products, thus achieving substantial return on our investment in advertising and promotion and sustainable growth in revenue. In 2013 our inventory turnover rate was 8.97 and the average inventory turnover days were 40.13. This relatively rapid inventory turnover is the result of tying inventory to advertising.

Our Growth Strategy

We plan to take advantage of the growing Chinese market for wine by expanding our sales channels through a three-pronged program. We will continue to advertise heavily, in order to gain increased brand recognition. We will leverage that advantage to increase the number of retail establishments among our customers. We will also utilize the value in our brand to support an increase in the number and size of our company-owned stores.

Fujian Tianfeihong is plan to expand by opening franchised stores and company owned stores in major cities such as Fuzhou and Shenzhen. Meanwhile, Fujian Tianfeihong will also introduce more wine products provided by well-known wine manufacturers both at home and abroad to enrich its product line and balance its product structure, which will help to meet personalized needs of its customers, enhance its ability to generate more revenue, and increase its market share.

As part of our long-term development strategy, we anticipate that the time will come when we will take advantage of our ready access to locally planted loquat and commence production of our own loquat wines. To maximize the profit potential, we would acquire advanced manufacturing equipment and cooperate with organizations that can provide the most advanced fermenting technology. Our goal would be to offer a full line of loquat wines to meet the growing demand for this beverage.

Regulation

We are subject to the labor and safety laws and regulations of the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees who are engaged in hazardous occupations.

Income Tax Regulations

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, all of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT tax rate of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Changshitong Consulting is considered a FIE and is directly held by our subsidiary in Hong Kong, Changshi Tongrong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong which directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Changshi Tongrong by Changshitong Consulting, but this treatment will depend on whether we are determined to be a non-resident enterprise.

PRC M&A Rule, Circular 75 and Circular 638

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, or MOFCOM, the State Administration for Industry and Commerce, or SAIC, the China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, the State Assets Supervision and Administration Commission, or SASAC, and the State Administration for Taxation, or SAT, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, referred to as the “New M&A Rules”, which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our understanding of current Chinese Laws and pursuant to a legal opinion issued by Jilin Changchun Law Firm, (i)  Changshitong Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders; (ii) the share exchange between Fanwei Hengchang and the Company,  is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules and (iii) no provision in the New M&A Rules clearly classifies the contractual arrangements between Changshitong Consulting and Fujian Tianfeihong as a type of transaction falling within the New M&A Rules.

The SAFE issued a public notice in October 2005, or the Circular 75, requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in the Circular 75 as special purpose vehicles, or SPVs. Chinese residents who are shareholders of SPVs established before November 1, 2005 were required to register with the local SAFE branch before June 30, 2006. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

Pursuant to the Circular 698, where a foreign investor transfers the equity interests of a Chinese resident enterprise indirectly via disposing of the equity interests of an overseas holding company, which we refer to as an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the Chinese resident enterprise. The Chinese tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid Chinese tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Employees

As of November 28, 2014, we had a total of 27 full-time employees, including 5 managers.

ITEM 1A RISK FACTORS

Investing in our common stock involves substantial risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to our Business

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations and have a material adverse effect on our financial condition, operating results and growth prospects.

Our success to date has been largely due to the contributions of our current management team, especially Chairman Zhiliang Fang. The continued success of our business is very much dependent on the experience of the members of our management team and the goodwill that they have developed in the industry to date. As a result, our continued success is dependent, to a large extent, on our ability to retain the services of our management team and key personnel. The loss of the services of any of our management team or key personnel due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would have a material adverse effect on our operations and may reduce our profitability and the return on your investment. We do not currently maintain key man insurance covering our key personnel.

Increases in the manufacturers' prices for wine could adversely affect our business.

Because we neither produce wine nor have any suppliers for whom we are the exclusive customer, we have limited ability to control the cost of our products. At the same, time, because of the recent rapid expansion of competition in the wine industry, we have only limited control over the prices that we charge our customers for wine. This disparity in market power means that our gross margins will diminish when manufacturers increase their prices and we are unable to pass along the increases to our customer. Currently, during the festivals such as the mid-autumn festival and the spring festival, wine producers usually increase their market prices, and our margins fall, because we cannot increase our retail price without losing sales. To the extent that this situation increases in the future, it could have a significant adverse effect on our profitability.

Poor product quality could adversely affect our relationship with our customers..

The quality of the wine we sell can be degraded during production; it can also be degraded during distribution - either as a result of poor production or storage techniques, or because of adulteration.

Although our company has established rigorous supply chain and terminal control measures for adulterated wine prevention, we have limited ability to test wine in the bottle. Our ability to detect and interdict degraded or adulterated wine is, therefore, limited. Distribution of poor wine under our distribution brand will adversely affect the company’s reputation and could significantly reduce sales. In addition, contamination of any of the Company’s wines could result in the need for a product recall, which could significantly damage the Company’s reputation for product quality. The Company does not presently maintain insurance against such risks and insurance may not be available at a price or on terms satisfactory to the Company.

Competition could prevent us from achieving meaningful growth.

The wine industry is intensely competitive, as the rapid growth in demand for wine in China has brought many new wineries and distributors into the market. The wine industry has also experienced significant consolidation in recent years, and many of the Company’s competitors have significantly greater capital resources than the Company. The products distributed by the Company will also compete with popular-priced generic wines and with other alcoholic and nonalcoholic beverages, for shelf space in supermarkets and for the attention of professional organizations, many of which carry extensive brand portfolios. If we are unable to overcome competition and establish a vibrant position in the Chinese wine market, our profits will not be adequate to assure shareholders a significant return on investment.

Problems in the production of fruit could increase our costs and reduce profitability.

Wine making and fruit growing are subject to a variety of agricultural risks. Various diseases and pests and extreme weather conditions can materially and adversely affect the quality and quantity of fruits available to the manufacturers, thereby adversely affecting the quality and supply of the Company’s wines and, consequently, the success of its business, financial condition and results of operations. In addition, fruit growing requires adequate water supplies. A substantial reduction in fruit production caused by inadequate water supplies would have a material adverse effect on the Company’s business. Finally, government regulations regarding fruit growing may cause the price of fruit to rise, which could reduce our profit margins.

Government regulation could increase our costs.

The wine industry is subject to extensive regulation by government agencies and local authorities. These regulations are laws dictate such matters as licensing requirements, trade and pricing practices, permitted distribution channels, permitted and required labeling, advertising and relations with wholesalers and retailers. In addition, new regulations or requirements or increases in exercise taxes, income taxes, property and sales taxes and international tariffs, could materially adversely affect the financial results of the Company. The Company can provide no assurance that there will not be future legal or regulatory challenges to the industry, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changing consumer perceptions of the health benefits of wine consumption could reduce demand for our products.

While a number of research studies suggest that various health benefits may result from the moderate consumption of alcohol, other studies suggest that alcohol consumption does not have any health benefits and may in fact increase the risk of stroke, cancer and other illnesses. If an unfavorable report on alcohol consumption gains general support in China, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The lack of expertise in U.S. GAAP among the staff of our finance department could result in errors in our filings.

The books and records of Fujian Tianfeihong Wine Co. Ltd., our operating entity, are maintained in accordance with bookkeeping practices that are customary in China. The financial statements of Fujian Tianfeihong Wine Co., Ltd. and Changshitong Information Consulting (Shenzhen) Co., Ltd. are prepared in accordance with accounting principles generally accepted in China. The staff of our finance department, which prepares those financial statements, has extensive experience with Chinese GAAP, but very limited experience with U.S. GAAP. Therefore, in order to file with the SEC consolidated financial statements prepared in accordance with U.S. GAAP, we have engaged an independent consultant who makes the adjustments to the financial statements of Fujian Tianfeihong Wine Co., Ltd. and Changshitong Information Consulting (Shenzhen) Co., Ltd. necessary to achieve compliance with U.S. GAAP, then performs the consolidation required to produce the consolidated financial statements of China Tianfeihong Wine, Inc. Because that consultant, who is not present in our executive offices, is the only participant in the preparation of our financial statements possessing a familiarity with U.S. GAAP, there is a risk that the persons responsible for the initial classifications of the elements of our financial results will err in making those classifications, which will cause our reported financial statements to be erroneous. Any such errors, besides being misleading to investors, could result in subsequent restatements, which could have an adverse effect on the perception of the Company among investors.

Our management has no prior experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our management has no prior experience managing and operating a public company and will rely in many instances on the professional experience and advice of third parties, including our attorneys and accountants.  Few members of our middle and top management staff were educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This could impact the reliability of our financial statements and prevent us from complying with the U.S. Securities and Exchange Commission ("SEC") rules and regulations. Failure to comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

Risks Related to Doing Business in the PRC

Fluctuations in exchange rates could adversely affect our business and the value of our securities

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Under the EIT Law, we may be classified as a ‘resident enterprise’ of China

Under the New Income Tax Law, enterprises established outside the PRC whose "de facto management bodies" are located in the PRC are considered "resident enterprises" and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law (the "Implementation Regulations"), which define "de facto management bodies" as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a "resident enterprise" with its "de facto management bodies" located within the PRC if the following requirements are satisfied:

(i)	the senior management and core management departments in charge of its daily operations function mainly in the PRC;
(ii)	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;
(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and
(iv)	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules related policies are relatively new, no official interpretation or application of this new "resident enterprise" classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a "resident enterprise" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a "resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our operations, financial condition, and business prospects.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth, which may have an adverse effect on our business operations and financial condition.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi, or RMB, into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay expenses and dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. Federal securities laws against us and our officers and directors or to enforce a judgment of a United States court against us or our officers and directors in the PRC.

All of our directors and officers reside outside of the United States. In addition, substantially all of our assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. Federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. Federal securities laws or otherwise.

Failure to comply with the U.S. Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are required to comply the China’s anti-corruption laws and the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

We do not have liability business interruption, litigation or natural disaster insurance.

The insurance industry in China is still at an early stage of development. In particular PRC insurance companies offer limited business products. As a result, we do not have any business liability, disruption insurance or any other forms of insurance coverage for our operations in China. Any potential liability, business interruption, litigation or natural disaster may result in our business incurring substantial costs and the diversion of resources.

 Restrictions under PRC law on our PRC subsidiary’s ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the Foreign Exchange Registration for Overseas Investment and Return Investment by PRC resident

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) covering the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) covering situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established and which acquired a related domestic company or assets before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Risks Relating To The VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Changshitong Consulting provides support and consulting services to Fujian Tianfeihong pursuant to the VIE Contractual Agreements.  Almost all economic benefits and risks arising from Fujian Tianfeihong’s operations are transferred to Changshitong Consulting under these agreements.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be nenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

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

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Fujian Tianfeihong, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Fujian Tianfeihong under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and currently generate all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Fujian Tianfeihong.  However, the VIE Agreements may not be as effective in providing us with control over Fujian Tianfeihong as direct ownership.  The VIE Agreements do not provide us with day-to-day control over the operations of Fujian Tianfeihong.  Under the current VIE arrangements, as a legal matter, if Fujian Tianfeihong fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Fujian Tianfeihong, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them. PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of the courts in the PRC.  If Fujian Tianfeihong or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Fujian Tianfeihong or its shareholders to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

Any cash flow to our U.S. parent company will derive from the payments we receive pursuant to the VIE Agreements. Currently, all of our operations reside in the VIE, which is required to pay our wholly owned subsidiary, Changshitong Consulting,  95% of the total annual net profit plus a monthly consulting fee of RMB 10,000 (U.S.$1,634).  We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher taxes liability, or cause other adverse financial consequences.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY

In June 2009, Fujian Tianfeihong signed a lease contract with Tianzhang Zhu, pursuant to which Fujian Tianfeihong leased 599.26 square meters of property located at 202, 2nd Floor, Taian Block, Licheng Road, Chengxiang District, Fujian Province. The total lease fee for the period from July 1, 2009 to June 30, 2017 is $290,433.

In September, 2009, Fujian Tianfeihong signed a lease contract with Zongyuan Zhu. The lease was renewed in October 2014. The lease grants Fujian Tianfeihong the right to use the property located at No. 1600, Tai’an Block, Licheng Road, Chengxiang District, Fujian Province free of charge for a period ending on October 17, 2016.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for quotation on the OTCQB under the symbol “TFHW.” The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTCQB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
November 30, 2012	$0.50	$3.06
February 28, 2013	$3.06	$3.06
May 31, 2013	$3.06	$3.06
August 31, 2013	$3.06	$1.98

November 30, 2013	$5.00	$3.06
February 28, 2014	$5.00	$5.00
May 31, 2014	$5.00	$5.00
August 31, 2014	$5.58	$5.00

Holders

As of December 5, 2014 there were 582 stockholders of record of our common stock.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

PRC regulations restrict the ability of our PRC subsidiary to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Restrictions under PRC law on our PRC subsidiary's ability to make dividends and other distributions prevent or limit our ability to pay dividends.

Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of August 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0	N.A.	0
Equity compensation plans not approved by security holders......	0	N.A.	0
Total..............	0	N.A.	0

(e) Sale of Unregistered Securities

China Tianfeihong Wine, Inc. did not effect any unregistered sales of equity securities during the quarter ended August 31, 2014.

(f) Repurchase of Equity Securities

China Tianfeihong Wine, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended August 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliate, Fujian Tianfeihong Wine, Co., Ltd. (hereinafter referred to as “Fujian Tianfeihong”).  Fujian Tianfeihong, founded in April 2009, is primarily engaged in distributing a wide variety of fruit wine, including green plum wine, loquat wine, olive wine, and pomegranate wine, to supermarkets and liquor stores. The headquarters of Fujian Tianfeihong are located at 1600Tai'an Block, Licheng Road, Chengxiang District, Putian City, Fujian Province, China.

Our U.S parent corporation was incorporated in the state of Delaware on July 28, 2005. Since its inception and until its acquisition of Fanwei Hengchang, the Company was a development stage company without significant assets or any revenue.

On December 30, 2013, we completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd. (BVI) (“Fanwei Hengchang”), whereby we acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for a total of 32,000,000 shares of our common stock, representing 93.03% of our issued and outstanding shares of common stock.  As a result of the reverse acquisition, Fanwei Hengchang became our wholly-owned subsidiary and the former Fanwei Hengchang stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of our acquisition of Fanwei Hengchang, we now own indirectly all of the issued and outstanding capital stock of Changshi Tongrong, which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting. In addition, we effectively and substantially control Fujian Tianfeihong through a series of agreements between Changshitong Consulting and Fujian Tianfeihong and its stockholders.

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

Contractual Arrangements with our Controlled Consolidated Affiliate and its Stockholders

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders, Jinxiang Fang and Zhiliang Fang, entered into a series of agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

(1)	an Exclusive Technical Service and Business Consulting Agreement between Changshitong Consulting and Fujian Tianfeihong pursuant to which Changshitong Consulting is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,627)
(2)	a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Stockholders”) and Changshitong Consulting under which the Fujian Tianfeihong Stockholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or the minimum price permitted by PRC laws if at that time there are any PRC laws regulating the minimum price. The Fujian Tianfeihong Stockholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option;
(3)	a Proxy Agreement by Zhiliang Fang, Jinxiang Fang, Changshitong Consulting and Fujian Tianfeihong pursuant to which the Fujian Tianfeihong Stockholders authorize Changshitong Consulting to designate someone to exercise all of their stockholder decision rights with respect to Fujian Tianfeihong; and
(4)	a Share Pledge Agreement among Zhiliang Fang and Jinxiang Fang, Fujian Tianfeihong, and Changshitong Consulting under which the Fujian Tianfeihong Stockholders pledge all of their equity in Fujian Tianfeihong to Changshitong Consulting to guarantee Fujian Tianfeihong’s and its stockholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

The accounting effect of the VIE Agreements between Changshitong Consulting and Fujian Tianfeihong is to cause the balance sheets and financial results of Fujian Tianfeihong to be consolidated with those of Changshitong Consulting, with respect to which Fujian Tianfeihong is now a variable interest entity.

Results of Operations

The following table sets forth key components of our results of operations during the year ended Aug 31, 2014 and 2013, and the percentage changes between 2014 and 2013.

	August 31,	August 31,
	2014	2013	Change
	(US $)	(US $)%

Revenue	$7,469,997	$8,681,546	$(14)%
Cost of Sales	(5,019,086)	(5,660,269)	(11)%
Gross profit	2,450,911	3,021,277	(23)%
Selling and marketing expenses	838,339	889,005	(5)%
General and administrative expenses	298,548	295,841	1%
Total operating expenses	1,136,887	1,184,846	(4)%
Income from operations	1,314,024	1,836,431	(28)%
Other income	17,350	11,941	45%
Income before provision for income taxes	1,331,374	1,848,372	(28)%
Provision for income taxes	332,871	468,033	(29)%
Net income	998,503	1,380,339	(28)%
Less: Non controlling interests	49,535	49,820	(1)%
Net income attributable to common stockholders	$948,968	$1,330,519	(29)%
Comprehensive income:
Net income	$998,503	$1,380,339	(28)%
Foreign currency translation adjustment	79,393	94,704	(16)%
Total comprehensive income	$1,077,896	$1,475,043	(27)%

Sales. Our sales decreased to $7,469,997 for the year ended August 31, 2014 from $8,681,546 for the year ended August 31, 2013, a decline of 14%. The primary cause of the decline was the overall depressed condition of the Chinese wine market. The rapid growth of the middle class in China during the past two decades led to a surge in wine consumption, which was considered fashionable. The surge led to the introduction of many new wine manufacturers and distributors into the market, which caused intense price competition. Recently, however, demand for wine has diminished, as the fashion has lost some appeal. This combination of enhanced competition and diminished demand were both reflected in our results for fiscal 2014, during which we realized a 14% decrease in the average selling price per case of wine from $50.98 in fiscal year 2013 to $43.87 in fiscal year 2014, and a 3% decrease in the quantity of cases sold (excluding cases given as rewards to distributors) from 170,289 in fiscal year 2013 to 165,997 in fiscal year 2014

Gross Profit. Our cost of sales primarily consists of the cost for wine purchases and the VAT surcharge. Unfortunately, the factors discussed above that have depressed the retail price of wine in China have not reduced the prices at the wineries, which remain high due to the high cost of fruit. Our unit box purchase price increased by 2% to the $26.34 for the year ended August 31, 2014 from $25.79 for the year ended August 31, 2013, As the result, our gross margin decreased to 33% for the year ended August 31, 2014 from 35% for the year ended August 31, 2013.

Our gross margin is also affected by our marketing promotions. To stimulate new distribution channels, Fujian Tianfeihong has been aggressively offering rewards to customers, so that when the customer contracts to purchase a certain amount, we give the customer a certain amount of free goods. These rewards are recorded as an additional cost of sales. Rewards added $496,740 to cost of revenue during the year ended August 31, 2014 and $553,302 during the year ended August 31, 2013.

Impact of Exchange Rates. In preparing our financial statements for inclusion in our SEC filings, we translate the elements of our statements of income from Chinese Renminbi to U.S. Dollars using the average exchange rate during the reporting period. Accordingly, our year-to-year comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The exchange rates used to translate Renminbi into Dollars were:

	August 31, 2014	August 31, 2013

Consolidated balance sheet items, except for stockholders’ equity, as of the year end	0.1625	0.1622
Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the year	0.1627	0.1599

Selling expenses. Our selling expenses decreased by 5% to $838,339 for the year ended August 31, 2014 from $889,005 for the year ended August 31, 2013, primarily due to a decrease of $44,320 in transportation expenses as a result of the decrease in sales. Our selling expenses primarily consist of transportation expenses, marketing expenses and expenses incurred for sales function, such as salaries, travel expenses, entertainment and rent. Selling expenses remain high relative to revenue, as we continue to aggressively pursue an expanded market. We are currently reviewing our marketing program, however, to determine whether revisions to our marketing would make the program more effective.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 1%, to $298,548 for the year ended August 31, 2014 from $295,841 for year ended August 31, 2013. Our G&A expenses primarily consist of office expenses, entertainment expenses, travel expenses, depreciation expenses, rent and salaries. The change in G&A expenses occurred in all categories, and was not attributable to any single situation.

Other income. Our other income consisted entirely of interest income earned on our bank balances. Due to the increase in our cash position and a modest increase in prevailing interest rates, interest income increased to $17,350 for the year ended August 31, 2014 from $11,941 for the year ended August 31, 2013.

Provision for income tax. Due to the 28% decrease in our pre-tax income, our provision for income tax decreased to $332,871 for the year ended August 31, 2014 from $468,033 for the year ended August 31 31, 2013, representing a 29% decrease. Our effective tax rate was the same as the statutory rate of 25% for the years ended August 31, 2014 and 2013.

Net income. After deducting income tax, Fujian Tianfeihong reported net income of $998,503 and $1,380,339 for the years ended August 31, 2014 and 2013, respectively. The VIE agreements assign to Changshitong Consulting only 95% of the net profit generated from Fujian Tianfeihong.  For that reason, we deducted a “non-controlling interest” of $49,535 and $49,820, respectively, before recognizing net income attributable to the Company’s common stockholders on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the year ended August 31, 2014 was $948,968, a decrease of 29% from the net income of $1,330,519 recorded in fiscal year 2013.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. For the year ended August 31, 2014 and 2013, foreign currency translation adjustments of $79,393 and $94,704, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of August 31, 2014, our working capital totaled $5,329,109, an increase of $1,049,664 since August 31, 2013.  The increase is a little bit more than our net income for the year ended August 31, 2014, due to the fact that we have very little in fixed or intangible assets on our balance sheet and accordingly, little depreciation or amortization expense. Cash and cash equivalents represented almost 85% of our current assets at August 31, 2014.

Since our operating activities provided $1,216,284 in cash during the year ended August 31, 2014, and we have been cash flow positive for the past two years, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Year Ended August 31, 2014	Year Ended August 31, 2013

Net cash provided by (used in) operating activities	$1,216,284	$1,443,575
Net cash provided by (used in) investing activities	(849)	—
Net cash provided by (used in) financing activities	24,369	559,910
Effects of Exchange Rate Change in Cash	(5,045)	82,233
Net Increase in Cash and Cash Equivalents	1,234,759	2,085,718
Cash and Cash Equivalent at Beginning of the Period	3,994,502	1,908,784
Cash and Cash Equivalent at End of the Period	$5,229,261	$3,994,502

Operating activities

Cash provided by operating activities was $1,216,284 for the year ended August 31, 2014, as compared to $1,443,575 for the year ended August 31, 2013. In both periods, cash provided by operations was a little bit more than net income, as we record little depreciation and amortization and control our cash flow by balancing accounts payable against changes in our accounts receivable and inventory.

Investing activities

Cash used in investing activities for year ended August 31, 2014 was $849 used for the purchase of equipment. We did not have any investing activities for the year ended August 31, 2013. The net book value of our fixed assets at August 31, 2014 was $48,113, reflecting the fact that our business activities do not need significant fixed assets.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

Cash provided by financing activities was $24,369 for the year ended August 31, 2014 which represented a loan from related party. From time to time, we will take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S.

During the year ended August 31, 2013, our financing activities consisted of a $559,910 capital contribution by a stockholder. The contribution was made to the registered capital of Fujian Tianfeihong Wine Co., Ltd., and represented funds in excess of the contribution to capital required by Chinese law. The contribution was made in order to demonstrate the financial strength of Fujian Tianfeihong Wine Co., Ltd. to potential suppliers and customers.

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

The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Fujian Tianfeihong and Changshitong Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Changshitong Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s stockholders.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended August 31, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Fujian Tianfeihong.

Through the VIE agreements, our subsidiary, Changshitong Consulting, is deemed the primary beneficiary of Fujian Tianfeihong. Fujian Tianfeihong has no assets that are collateral for or restricted solely to settle its own obligations. The creditors of Fujian Tianfeihong do not have recourse to the Company’s general credit. Fujian Tianfeihong’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination. Accordingly, the financials of Fujian Tianfeihong have been included in the accompanying consolidated financial statements.

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement. To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated. We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system. Our bases for this conclusion are:

·	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.
·	The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Fujian Tianfeihong by Changshitong Consulting on terms that comply with Chinese law. A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.
·	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.
·	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

The most likely challenge to the VIE agreements would arise under the New M&A Rules, which are designed to regulate foreign acquisitions of Chinese entities. Our analysis of the New M&A Rules, however, indicates that the New M&A Rules do not invalidate our VIE Agreements. The New M&A Rules require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Our review of the New M&A Rules persuades us that this provision does not apply to our Company. We reached that conclusion by observing that:

i.	Changshitong Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders;
ii.	the share exchange between Fanwei Hengchang and the Company, China Tianfeihong Wine, Inc., is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules; and
iii.	no provision in the New M&A Rules clearly classifies the contractual arrangements between Changshitong Consulting and Fujian Tianfeihong as a type of transaction falling within the New M&A Rules.

We believe, therefore, that under prevailing laws and policies our VIE Agreements are enforceable in Chinese courts. Consideration must be given, however, to the possibility that the Chinese government will express a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements. Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore, that if it occurred that the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system. In that eventuality, we would be required to de-consolidate Fujian Tianfeihong from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Tianfeihong Wine, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Tianfeihong Wine, Inc. and subsidiaries (the “Company”) as of August 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended August 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Tianfeihong Wine, Inc. and subsidiaries as of August 31, 2014, and the consolidated results of their operations and their cash flows for the year ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Flushing, NY

December 16, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fanwei Hengchang Co., Ltd (BVI) and Subsidiaries

We have audited the accompanying consolidated balance sheet of Fanwei Hengchang Co., Ltd (BVI) and Subsidiaries (the “Company”) as of August 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fanwei Hengchang Co., Ltd (BVI) and Subsidiaries as of August 31, 2013, and the consolidated results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/KCCW Accountancy Corp.

Diamond Bar, California

December 30, 2013

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

	August 31,	August 31,
	2014	2013

ASSETS
Current assets:
Cash	$5,229,261	$3,994,502
Accounts receivable	431,940	609,890
Inventory, net	375,750	461,232
Prepaid income taxes	50,348	—
Prepaid expenses	40,625	—
Advances to suppliers	—	45,670
Total current assets	6,127,924	5,111,294
Fixed assets, net	48,113	104,054
Total Assets	$6,176,037	$5,215,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682,030	$788,588
Taxes payable	19,465	31,222
Loans from stockholder	24,339	—
Accrued liabilities and other payables	72,981	12,039
Total current liabilities	798,815	831,849

Stockholders’ equity:
Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 and 32,000,000 shares issued and outstanding as of August 31, 2014 and August 31, 2013, respectively	20,638	19,200
Additional paid-in capital	726,548	812,159
Statutory reserve fund	420,406	333,676
Retained earnings	3,865,318	3,003,080
Other comprehensive income	203,702	124,618
Stockholders’ equity before noncontrolling interests	5,236,612	4,292,733
Noncontrolling interests	140,610	90,766
Total stockholders’ equity	5,377,222	4,383,499

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,176,037	$5,215,348

See report of independent registered public accounting firm and notes to the consolidated financial statements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013 (IN U.S.$)

	Year Ended August 31,
	2014	2013

Revenue	$7,469,997	$8,681,546
Cost of goods sold	(5,019,086)	(5,660,269)
Gross profit	2,450,911	3,021,277
Operating expenses
Selling and marketing	838,339	889,005
General and administrative	298,548	295,841
Total operating expenses	1,136,887	1,184,846
Income from operations	1,314,024	1,836,431
Interest income	17,350	11,941
Income before provision for income taxes	1,331,374	1,848,372
Provision for income taxes	332,871	468,033
Net income	998,503	1,380,339
Noncontrolling interests	(49,535)	(49,820)
Net income attributable to common stockholders	$948,968	$1,330,519
Earnings per common share, basic and diluted	$0.03	$0.04
Weighted average shares outstanding, basic and diluted	33,597,787	32,000,000
Comprehensive income :
Net income	$998,503	$1,380,339
Foreign currency translation adjustment	79,393	94,704
Comprehensive income	1,077,896	1,475,043
Comprehensive income attributable to noncontrolling interests	(49,844)	(50,526)
Comprehensive income attributable to common stockholders	$1,028,052	$1,424,517

See report of independent registered public accounting firm and notes to the consolidated financial statements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013 (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, August 31, 2012	$19,200	$244,309	$200,624	$1,805,613	$30,620	$40,240	$2,340,606
Capital contribution by shareholder	—	567,850	—	—	—	—	567,850
Net income	—	—	—	1,330,519	—	49,820	1,380,339
Appropriation to statutory reserve	—	—	133,052	(133,052)	—	—	—
Foreign currency translation adjustment	—	—	—	—	93,998	706	94,704

Balance, August 31, 2013	19,200	812,159	333,676	3,003,080	124,618	90,766	4,383,499
Reverse acquisition equity adjustments	1,438	(85,611)	—	—	—	—	(84,173)
Net income	—	—	—	948,968	—	49,535	998,503
Appropriation to statutory reserve	—	—	86,730	(86,730)	—	—	—
Foreign currency translation adjustment	—	—	—	—	79,084	309	79,393
Balance, August 31, 2014	$20,638	$726,548	$420,406	3,865,318	$203,702	$140,610	$5,377,222

 See report of independent registered public accounting firm and notes to the consolidated financial statements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED AUGUST 31, 2014 AND 2013 (IN U.S.$)

	Year Ended August 31,
	2014	2013

Cash flows from operating activities:
Net income	$998,503	$1,330,519
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	57,025	41,620
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	177,950	(138,648)
Decrease (increase) in inventory	85,482	(9,964)
(Increase) in prepaid income tax	(50,348)	—
(Increase) in prepaid expenses	(40,625)	—
Decrease (Increase) in advances to suppliers	45,670	(4,094)
(Decrease) increase in accounts payable	(106,558)	159,653
(Decrease) increase in taxes payable	(11,757)	64,248
Increase in accrued liabilities and other payables	60,942	241

Net cash provided by operating activities	1,216,284	1,443,575

Cash flows from investing activities:
Purchase of equipment	(849)	—
Net cash (used in) investing activities	(849)	—

Cash flows from financing activities:
Capital contributed by stockholder	—	559,910
Proceeds from stockholder loans	24,369	—
Net cash provided by financing activities	24,369	559,910

Effect of exchange rate changes on cash	(5,045)	82,233

Net change in cash	1,234,759	2,085,718
Cash, beginning	3,994,502	1,908,784
Cash, end	$5,229,261	$3,994,502

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income taxes	$380,640	$458,752

See report of independent registered public accounting firm and notes to the consolidated financial statements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 1. ORGANIZATION

China Tianfeihong Wine, Inc. (the “Company”), formerly known as Zenitech Corporation, was incorporated under the laws of the State of Delaware on July 28, 2005. Since its inception until the closing of the reverse acquisition transaction, the Company was a development-stage company in the business of developing, manufacturing, distributing and marketing of environmentally friendly floral sleeves and wrappers for the floriculture industry.

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

On December 30, 2013, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd (BVI) (“Fanwei Hengchang), whereby the Company acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for the issuance of 32,000,000 shares of the Company’s common stock, representing 93.03% of the issued and outstanding shares of common stock. As a result of the reverse acquisition, Fanwei Hengchang became the Company’s wholly-owned subsidiary and the former Fanwei Hengchang’s stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to the business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to is the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of the acquisition of Fanwei Hengchang, the Company now indirectly owns all of the issued and outstanding capital stock of Changshi Tongrong Limited (Hong Kong) (“Changshi Tongrong”), which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting (Shenzhen) Co. Ltd (“Changshitong Consulting”). In addition, the Company effectively and substantially controls Fujian Tianfeihong Wine Co., Ltd (“Fujian Tianfeihong”) through a series of agreements with Changshitong Consulting.

Subsequent to the closing of the Share Exchange Agreement, the Company conducts operations through its controlled consolidated affiliate. Fujian Tianfeihong. Fujian Tianfeihong is primarily engaged in distributing fruit wine including green plum wine, loquat wine, olive wine and pomegranate wine to supermarkets and liquor stores in the People’s Republic of China (“PRC”).

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

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Changshitong Consulting (WFOE) is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of  Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,627). The Agreement has an unlimited term and only can be terminated upon written agreement of both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, Zhiliang Fang and Jinxiang Fang, each authorize Changshitong Consulting to designate someone to exercise their entire shareholder decision rights with respect to Fujian Tianfeihong. The Agreement has an unlimited term and only can be terminated upon written agreement of both parties.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 1. ORGANIZATION (continued)

Call Option Agreement: A Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Shareholders”), and Changshitong Consulting under which they have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 (US$0.16) or the minimum price required by PRC laws if at that time there is any PRC laws regulating the minimum price. The Fujian Tianfeihong Shareholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option. This Agreement remains effective until all equity interests under the Agreement have been transferred to Changshitong Consulting or its designated entities or natural persons.

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

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements for the year ended August 31, 2014, include China Tianfeihong Wine, Inc., Fanwei Hengchang, Changshi Tongrong and its wholly owned subsidiary, Changshitong Consulting and its VIE, Fujian Tianfeihong. The consolidated financial statements for the year ended August 31, 2013 include Fanwei Hengchang, Changshi Tongrong and Fujian Tianfeihong, as all the other entities were not in existence at that time. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the years ended August 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to financial statements.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

RECLASSIFICATION

The consolidated financial statements for the period ended August 31, 2013 have been reclassified to conform to the headings and classifications used in the August 31, 2014 consolidated financial statements.

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

The following financial balances of Fujian Tianfeihong have been included in the accompanying consolidated financial statements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	August 31, 2014	August 31, 2013

TOTAL ASSETS(1)	$6,175,646	$5,215,348
TOTAL LIABILITIES(1)	$781,126	$831,849

(1) Total assets and liabilities of the VIE is reported net of intercompany balances that have been eliminated with the VIE consolidation.

	Year Ended August 31,
	2014	2013

Revenue	$7,469,997	$8,681,546
Net income (2)	$990,688	$1,380,339

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	Year Ended August 31,
	2014	2013

Net cash provided by operating activities	$1,214,686	$1,443,575
Net cash (used in) investing activities	(849)	—
Net cash provided by financing activities	24,369	559,910
Effect of exchange rate changes on cash	(3,837)	82,233

Net increase in cash	1,234,369	2,085,718

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

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	August 31, 2014	August 31, 2013

Consolidated balance sheet items, except for stockholders’ equity, as of the year end	0.1625	0.1622
Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the year	0.1627	0.1599

For the years ended August 31, 2014 and 2013, foreign currency translation adjustments of $79,393 and $94,704, respectively, have been reported as other comprehensive income (loss). Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

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

SHIPPING COSTS

Shipping costs incurred by the Company are recorded in selling and marketing expenses. Shipping costs for the years ended August 31, 2014 and 2013 were $324,261 and $368,581, respectively.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of August 31, 2014 and 2013, the Company considers accounts receivable of $431,940 and $609,890, respectively, fully collectible. For the periods presented, the Company did not write off any accounts receivable as bad debts.

INVENTORY

Inventory, comprised principally of bottled wine, is valued at the lower of cost or market value. The value of inventories is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of August 31, 2014 and 2013.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FIXED ASSETS

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire the asset, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred. The estimated useful lives for fixed asset categories are as follows:

Computers and equipment 3 years

Motor vehicles 4 years

Fixture and furniture 5 years

IMPAIRMENT OF LONG-LIVED ASSETS

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of August 31, 2014 and 2013, the Company had no deferred tax assets or liabilities.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of August 31, 2014 and 2013, the Company does not have accruals for uncertain tax positions.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years ended August 31, 2014 and 2013 because it is the Company's intention to indefinitely reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional US income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

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

ADVERTISING COSTS

Advertising costs are charged to operations when incurred. For the years ended August 31, 2014 and 2013, advertising expense was $234,939 and $166,566, respectively.

STATUTORY RESERVE FUND

Pursuant to the corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. For the year ended August 31, 2014 and 2013, a statutory reserve of $86,730 and $133,052 was required to be allocated by the Company, respectively.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs	– Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs	– Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs	– Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of August 31, 2014 and August 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

NOTE 5. FIXED ASSETS

Fixed assets are summarized as follows:

	August 31, 2014	August 31, 2013

Computers and equipment	$24,618	$23,732
Motor vehicles	148,504	148,269
Fixtures and furniture	13,878	13,856
	187,000	185,857
Less: Accumulated depreciation	(138,887)	(81,803)
Fixed assets, net	$48,113	$104,054

For the years ended August 31, 2014 and 2013, depreciation expense was $57,025 and $41,620 respectively.

NOTE 6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	August 31, 2014	August 31, 2013

Accrued payroll	$9,250	$9,783
Professional fees	47,941	—
Other	15,790	2,256
Accrued liabilities and other payables	$72,981	$12,039

NOTE 7. LEASES

The Company leases office space under an eight-year operating lease from an unrelated third party, expiring on June 30, 2017. This lease has a renewal option. This lease requires the Company to pay the total rent in advance for one year of RMB 264,000 (US$43,006). The monthly rent charge was increased from RMB 22,000 (USD $3,579) to RMB 25,000 (USD $4,068) commencing July 2014.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 7. LEASES (continued)

The minimum future rentals under this lease as of August 31, 2014 are as follows:

Period Ending
August 31,	Amount

2015	$48,810
2016	48,810
2017	40,675

$138,295

The Company had an operating lease for other office space at a monthly rent of approximately $1,429 that expired on April 22, 2014 and was not renewed.

Rent expense for the years ended August 31, 2014 and 2013 was $53,934 and $55,003, respectively.

NOTE 8. INCOME TAXES

The provision for income taxes consisted of the following:

	For the year ended August 31,
	2014	2013

Current	$332,871	$468,033
Deferred	—	—
	$332,871	$468,033

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2013 were examined by the PRC tax authorities before May 31, 2014. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through August 31, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

NOTE 9. RELATED PARTY TRANSACTIONS

From time to time, the majority stockholder has loaned money to the Company, primarily to meet the non-RMB cash requirements. The loans are non-interest bearing and due on demand. The balance of $24,339 and $0 at August 31, 2014 and August 31, 2013, respectively, represents professional and legal fees incurred in the U.S. paid by this stockholder. The balance is reflected as loans from stockholder on the consolidated balance sheet.

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 10. CONTINGENCIES

The Company did not file with the U.S. Internal Revenue Service the information report for the year ended December 31, 2013 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts. The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 11. CONCENTRATION OF CREDIT AND BUSINESS RISKS

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

As of August 31, 2014 and 2013, no customer accounted for more than 10% of accounts receivable. There were no major customers which accounted for 10% or more of the total net revenue for the years ended August 31, 2014 and 2013. Four vendors individually accounted for more than 10% of purchases for the year ended August 31, 2014 and 2013. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent and effective or that it will continue.

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $5,236,612 and $4,292,733 as of August 31, 2014 and 2013, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC; all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Company to be filed when the restricted net assets of consolidated subsidiaries and VIE’s exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries and VIEs shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries and VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

The following condensed financial information of the Company includes the US parent only balance sheets as of August 31, 2014 and 2013, and the US parent company only statements of operations, and cash flows for the years ended August 31, 2014 and 2013:

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 12. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Balance Sheets

ASSETS	August 31, 2014	August 31, 2013

Investment in subsidiaries and VIEs	5,236,612	4,292,733

TOTAL ASSETS	$5,236,612	$4,292,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued expenses and other payables	$—	$—

Total liabilities	—	—

Stockholders’ equity
Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 and 32,000,000 shares issued and outstanding as of August 31, 2014 and 2013, respectively	20,638	19,200
Additional paid-in capital	726,548	812,159
Retained earnings	4,489,426	3,461,374

Total stockholders’ equity	5,236,612	4,292,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,236,612	$4,292,733

Condensed Statements of Operations

	Year Ended August 31,
	2014	2013

Revenues
Share of earnings from investment in subsidiaries and VIEs	$1,032,802	$1,424,517

Operating expenses
General and administrative	4,750	—

Net income	$1,028,052	$1,424,517

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

NOTE 12. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statements of Cash Flows

	Year Ended August 31,
	2014	2013

Cash flows from operating activities
Net income	$1,028,052	$1,424,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIEs	(1,028,052)	(1,424,517)

Net cash (used in) operating activities	—	—

Cash flows from financing activities
Advance from stockholders	—	—

Net increase in cash	—	—
Cash, beginning of year	—	—

Cash, end of year	$—	$—

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting. Such investment is presented as “Investment in subsidiaries and VIEs” on the condensed balance sheets and shares of the subsidiaries and VIEs’ profits are presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of operations.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of August 31, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.
•	Our consolidated financial statements are prepared by a consultant outside our finance department, which may result in a lack of consistency in application of our accounting policies.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of August 31, 2014.

(b) Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of August 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.
•	Our consolidated financial statements are prepared by a consultant outside our finance department, which may result in a lack of consistency in application of our accounting policies.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of August 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions	Director Since

Zhiliang Fang	56	Chairman of the Board; Chief Executive Officer	2013
Ruitao Jiang	43	Director	2013
Zhujun Chen	36	Director	2013
Lirong Zheng	45	Chief Financial Officer, Secretary, Treasurer	—

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors. Information about the members of our management follows.

Zhiliang Fang has over 30 years of experience in the food products industry. Mr. Fang has served as Chairman and Chief Executive Officer of Fujian Tinafeihong since 2009. From 2005 to 2009 Mr. Fang was employed as Vice President of Putian Loquat Wine Industry Co., Ltd. From 1997 to 2005 he served as Manager of Changtai Tianbian Fruit Plant in Chengxiang District of Putian City. He served as the deputy general manager and sales manager of Fujian Putian Liyuan Machinery Co., Ltd from 1992 to 1995 and manager of Putian Qiusi Fruit Plant from 1995 to 1997. Mr. Fang worked in the business department of the Food Bureau in Putian City, Fujian Province from 1982 to 1992. Mr. Fang received an associate degree from Fujian Guobo TV University in 1988.

Ruitao Jiang moved from the food industry to the finance industry in 2000, and brings his experience in both areas to the Company. Since 2012, Mr. Jiang has served as a director of Fujian Tianfeihong. From 2009 to 2011, he was employed as General Manager of Hong Kong Shennuoqi Investment Company. Mr. Jiang served as general manager of the southwest region in the Yunan branch office of Fuzhou Shenshi Company from 2000 to 2008. From 1997 to 1999, he was employed as Manager of the Fujian branch office of Guizhou Cantonese Cuisine Group. Mr. Jiang served as executive of Xiamen Meilihua Grand Hotel from 1994 to 1996. Mr. Fang received a bachelor degree in accounting and finance from the Accounting School of Fujian Province in 1993.

Zhujun Chen brings to the Company a dozen years of experience in business management. Since 2012 he has served as a director of Fujian Tianfeihong. From 2009 to 2011 Mr. Chen was employed as director and assistant president of Yongjia Investment Holding (Hong Kong) Ltd. Mr. Chen was a partner in Zhengzhou Zhongcheng Science and Technology Ltd. from 2006 to 2009. From 2001 to 2005 he served as an executive in Henan Huike Electronics Ltd. Mr. Chen received a degree in computer science from Henan College of Information Engineering in 2001.

Lirong Zheng has been employed as Chief Financial Officer of Fujian Tianfeihong since 2009. From 2005 to 2009, she was employed as an accountant by Putian Loquat Wine Industry Co., Ltd. From 1997 to 2005 Ms. Zheng was employed as finance manager of Changtai Tianbian Fruit Plant in Chengxiang District of Putian City. Ms. Zheng served as finance Manager of Putian Qiusi Fruit Plant from 1993 to 1997. Ms. Zheng received a bachelor degree in accounting from Putian College in 1993.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee. The functions that would be performed by such committees are performed by the Board of Directors. The Board of Directors does not have yet an “audit committee financial expert,” as we have only recently become a U.S. public company.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. However, the Board has no plan to hold an annual meeting of shareholders unless and until the Company’s securities are listed on an exchange. In the meantime, any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers. The Board believes that such a code is not useful at this time, as there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended August 31, 2014, except that each of the members of our board of directors failed to file a Form 4 in connection with shares acquired in the reverse merger transaction in December 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities to China Tianfeihong Wine, Inc. and its subsidiaries and affiliates during the noted periods. No other executive officers received total annual compensation in excess of $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation	Total

Zhiliang Fang	2014	$11,880	—	—	—	—	$11,880
	2013	$11,897	—	—	—	—	$11,897
	2012	$10,520	—	—	—	—	$10,520

Employment Agreements

China Tianfeihong Wine, Inc. does not have employment agreements with either of its executive officers.

Fujian Tianfeihong has an employment agreement with Zhiliang Fang, our Chief Executive Officer, which terminates on March 31, 2015. The agreement provides for a monthly salary of RMB 7,000 (approximately $1,144). Fujian Tianfeihong also has an employment agreement with Lirong Zheng, our Chief Financial Officer, which terminates on February 29, 2016. The agreement provides for a monthly salary of RMB 4,500 (approximately $735).

PRC employment law requires that an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked. Any period of more than six months but less than one year is counted as one year.　The severance pay payable to an employee for any period of less than six months is one-half of his monthly wage. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

Grants of Plan-Based Awards

During the year ended August 31, 2014, there were no grants of plan-based awards to our named executive officers.

Option Exercises and Stock Vested

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended August 31, 2014 and those options held by him on August 31, 2014.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%

Zhiliang Fang	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended August 31, 2014 and held by him unvested at August 31, 2014.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested

Zhiliang Fang	—	—

Compensation of Directors

Our directors do not currently receive compensation for their service as directors of the Company, and have not received compensation for such services in the last two fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

·	each shareholder known by us to own beneficially more than 5% of our common stock;
·	Zhiliang Fang, our Chief Executive Officer
·	each of our directors; and
·	all directors and executive officers as a group.

There are 34,396,680 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class

Zhiliang Fang	8,956,667	(2)	26.0%
Ruitao Jiang	1,568,000		4.6%
Zhujun Chen	1,568,000		4.6%
All directors and officers as a group (4 persons)	12,092,666	(2)	35.3%
(1)	Except as otherwise noted, all shares are owned of record and beneficially.
(2)	Includes 3,200,000 shares owned by Jinxiang Fang, the spouse of Zhiliang Fang.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended August 31, 2014 there were no transactions, nor are there any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accountant in March 2014. From October 2013 through March 2014 KCCW Accountancy Corp. served as the Company's independent registered public accountant. KCCW provided an audit report on certain financial statements included in the Current Report on Form 8-K filed on December 31, 2013 to report the reverse merger transaction, but did not provide services in connection with the audit of the Company's financial statements. Prior to October 23, 2013, Malone Bailey LLP served as independent registered public accountant for the Company.

Audit Fees

Wei, Wei & Co., LLP billed $59,000 to the Company for professional services rendered for the audit of financial statements for the year ended August 31, 2014. Malone Bailey LLP billed $15,540 to the Company for professional services rendered for the audit of financial statements for the year ended December 31, 2012.

Audit-Related Fees

Wei, Wei & Co., LLP billed $0 to the Company during the year ended August 31, 2014 for assurance and related services that are reasonably related to the performance of the 2014 audit or review of the quarterly financial statements. Malone Bailey LLP billed $0 to the Company during the year ended December 31, 2012 for assurance and related services that are reasonably related to the performance of the 2012 audit or review of the quarterly financial statements

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during the year ended August 31, 2014 for professional services rendered for tax compliance, tax advice and tax planning. Malone Bailey LLP billed $0 to the Company during the year ended December 31, 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in the year ended August 31, 2014 for services not described above. Malone Bailey LLP billed $0 to the Company during the year ended December 31, 2012 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended August 31, 2014 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Certificate of Incorporation - incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on September 20, 2010.
3-a(1)	Certificate of Amendment of Certificate of Incorporation filed on August 1, 2013 -incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on December 31, 2013.
3-b	Bylaws - incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on September 20, 2010.
10-a	Exclusive Technical Service and Business Consulting Agreement dated November 26, 2013 by and between Fujian Tianfeihong and Changshitong Consulting 2013 -incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 31, 2013.
10-b	Call Option Agreement dated November 26, 2013by and among Changshitong Consulting, Zhiliang Fang and Jinxiang Fang 2013 - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 31, 2013.
10-c	Proxy Agreement dated November 26, 2013 by and among Changshitong Consulting, Fujian Tianfeihong, Zhiliang Fang and Jinxiang Fang 2013 - incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 31, 2013.
10-d	Share Pledge Agreement dated November 26, 2013by and among Changshitong Consulting, Zhiliang Fang, Jinxiang Fang and Fujian Tianfeihong - incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 31, 2013.
10-e	Employment Agreement dated April 1, 2012 by and between Fujian Tianfeihong and Zhiliang Fang - incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 31, 2013.
10-f	Employment Agreement dated March 1, 2013 by and between Fujian Tianfeihong and Lirong Zheng - incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 31, 2013.
21

Subsidiaries of the Company:

Fanwei Hengchang Co., Ltd., a British Virgin Islands corporation

Changshi Tongrong Limited, a Hong Kong corporation

Chanshitong Information Consulting (Shenzhen) Co., Ltd., a PRC corporation

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certifications

____________________

(1)   Incorporated by reference to the Current Report on Form 8-K/A filed with the SEC on August 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TIANFEIHONG WINE, INC.

Date:	December 16, 2014	By:	/s/ Zhiliang Fang
Zhiliang Fang, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhiliang Fang	December 16, 2014
Zhiliang Fang
Director, Chief Executive Officer

/s/ Lirong Zheng	December 16, 2014
Lirong Zheng
Chief Financial and Accounting Officer

/s/ Ruitao Jiang	December 16, 2014
Ruitao Jiang, Director

/s/ Zhujun Chen	December 16, 2014
Zhujun Chen, Director

* * * * *

