Form 10-Q
period 2014-11-30
China Tianfeihong Wine Inc
filed 2015-01-09
CIK 1501225

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-54843

 CHINA TIANFEIHONG WINE, INC.

(Name of Registrant in its Charter)

Delaware	99-0360626
(State of Other Jursidiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

January 8, 2015

Common Voting Stock: 34,396,680

CHINA TIANFEIHONG WINE, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended NOVEMBER 30, 2014

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

	November 30,	August 31,
	2014	2014
	(Unaudited)

ASSETS
Current assets:
Cash	$5,865,101	$5,229,261
Accounts receivable	1,556,605	431,940
Inventory, net	972,599	375,750
Prepaid income taxes	—	50,348
Prepaid expenses	28,508	40,625
Total current assets	8,422,813	6,127,924

Fixed assets, net	36,312	48,113

Total Assets	$8,459,125	$6,176,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,408,543	$682,030
Taxes payable	97,798	19,465
Loans from stockholder	62,152	24,339
Accrued liabilities and other payables	64,851	72,981

Total current liabilities	2,633,344	798,815

Stockholders’ equity:
Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 shares issued and outstanding as of November 30, 2014 and August 31, 2014	20,638	20,638
Additional paid-in capital	726,548	726,548
Statutory reserve fund	462,194	420,406
Retained earnings	4,241,376	3,865,318
Other comprehensive income	211,920	203,702

Stockholders’ equity before noncontrolling interests	5,662,676	5,236,612
Noncontrolling interests	163,105	140,610

Total stockholders’ equity	5,825,781	5,377,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,459,125	$6,176,037

See accompanying notes to the consolidated financial statements.

Table of Contents	1

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

	Three Months ended November 30,
	2014	2013

Revenue	$3,136,386	$1,932,378
Cost of goods sold	(2,095,040)	(1,311,260)

Gross profit	1,041,346	621,118

Operating expenses
Selling and marketing	387,331	197,537
General and administrative	72,925	47,273
Total operating expenses	460,256	244,810

Income from operations	581,090	376,308
Interest income	5,117	3,502

Income before provision for income taxes	586,207	379,810
Provision for income taxes	146,555	94,625

Net income	439,652	285,185
Noncontrolling interests	(21,806)	(9,375)

Net income attributable to common stockholders	$417,846	$275,810

Earnings per common share, basic and diluted	$0.01	$0.01

Weighted average shares outstanding, basic and diluted	34,396,680	32,000,000

Comprehensive income :
Net income	$439,652	$285,185
Foreign currency translation adjustment	8,907	32,756

Comprehensive income	448,559	317,941
Comprehensive income attributable to noncontrolling interests	(22,495)	(9,390)

Comprehensive income attributable to common stockholders	$426,064	$308,551

See accompanying notes to the consolidated financial statements.

Table of Contents	2

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, August 31, 2014	$20,638	$726,548	$420,406	$3,865,318	$203,702	$140,610	$5,377,222
Net income	—	—	—	417,846	—	21,806	439,652
Appropriation for statutory reserve	—	—	41,788	(41,788)	—	—	—
Foreign currency translation adjustment	—	—	—	—	8,218	689	8,907
Balance, November 30, 2014 - Unaudited	$20,638	$726,548	$462,194	$4,241,376	$211,920	$163,105	$5,825,781

See accompanying notes to the consolidated financial statements.

Table of Contents	3

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

	Three Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net income	$439,652	$275,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,904	10,591
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,124,665)	22,570
(Increase) decrease in inventory	(596,849)	26,654
Decrease in prepaid income tax	50,348	—
Decrease in prepaid expenses	12,117	—
Decrease in advances to suppliers	—	15,037
Increase (decrease) in accounts payable	1,726,513	(59,126)
Increase in taxes payable	78,333	13,600
(Decrease) in accrued liabilities and other payables	(8,130)	(35)
Net cash provided by operating activities	589,223	305,101

Cash flows from financing activities:
Proceeds from stockholder loans	37,630	—
Net cash provided by financing activities	37,630	—

Effect of exchange rate changes on cash	8,987	21,413

Net change in cash	635,840	326,514
Cash, beginning	5,229,261	3,994,502
Cash, end	$5,865,101	$4,321,016

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income taxes	$53,967	$89,645

See accompanying notes to the consolidated financial statements.

Table of Contents	4

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

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

On December 30, 2013, the Company completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd (BVI) (“Fanwei Hengchang”), whereby the Company acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for the issuance of 32,000,000 shares of the Company’s common stock, representing 93.03% of the issued and outstanding shares of common stock. As a result of the reverse acquisition, Fanwei Hengchang became the Company’s wholly-owned subsidiary and the former Fanwei Hengchang’s stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to the business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

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

Subsequent to the closing of the Share Exchange Agreement, the Company conducts operations through its controlled consolidated affiliate, Fujian Tianfeihong. Fujian Tianfeihong is primarily engaged in distributing fruit wine, including green plum wine, loquat wine, olive wine and pomegranate wine, to supermarkets and liquor stores in the People’s Republic of China (“PRC”).

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

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Changshitong Consulting (“WFOE”) is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of  Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,627). The Agreement has an unlimited term and only can be terminated upon written agreement of both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, Zhiliang Fang and Jinxiang Fang, each authorize Changshitong Consulting to designate someone to exercise their entire stockholder decision rights with respect to Fujian Tianfeihong. The Agreement has an unlimited term and can only be terminated upon written agreement of both parties.

Table of Contents	5

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

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

The VIE Agreements with the Company’s Chinese affiliate and its stockholders, which relate to critical aspects of the Company’s operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law.

As a result of the entry into the foregoing agreements, the Company has a corporate structure which is set forth as follows:

Table of Contents	6

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The unaudited consolidated financial statements for the three month periods ended November 30, 2014 and 2013 include China Tianfeihong Wine, Inc., Fanwei Hengchang, Changshi Tongrong and its wholly owned subsidiary, Changshitong Consulting and its VIE, Fujian Tianfeihong. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of November 30, 2014 and for the three months periods ended November 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended November 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending August 31, 2015.

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

The following financial balances of Fujian Tianfeihong have been included in the accompanying consolidated financial statements.

Table of Contents	7

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

VARIABLE INTEREST ENTITY (continued)

	November 30, 2014	August 31, 2014
	(Unaudited)

TOTAL ASSETS(1)	$8,458,755	$6,175,646
TOTAL LIABILITIES(1)	$2,627,782	$781,126

(1) Total assets and liabilities of the VIE are reported net of intercompany balances that have been eliminated with the VIE consolidation.

	Three Months Ended November 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenue	$3,136,386	$1,932,378
Net income (2)	$436,129	$275,810

(2) Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	Three Months Ended November 30,
	2014	2013
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$584,370	$305,101
Net cash provided by financing activities	37,630	—
Effect of exchange rate changes on cash	13,859	21,413

Net increase in cash	$635,859	$326,514

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

Table of Contents	8

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

VARIABLE INTEREST ENTITY (continued)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	November 30, 2014	August 31, 2014
Consolidated balance sheet items, except for stockholders’ equity, as of the periods end	0.1629	0.1625

	For the three months ended November 30,
	2014	2013
Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the periods	0.1627	0.1628

For the three months ended November 30, 2014 and 2013, foreign currency translation adjustments of $8,907 and $32,756, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Table of Contents	9

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FOREIGN CURRENCY TRANSLATION (continued)

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

SHIPPING COSTS

Shipping costs incurred by the Company are recorded in selling and marketing expenses. Shipping costs for the three months ended November 30, 2014 and 2013 were $133,642 and $84,994, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Table of Contents	10

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of November 30, 2014 and August 31, 2014, the Company considers accounts receivable of $1,556,605 and $431,940, respectively, fully collectible. For the periods presented, the Company did not write off any accounts receivable as bad debts.

INVENTORY

Inventory, comprised principally of bottled wine, is valued at the lower of cost or market value. The value of inventory is determined using the first-in, first-out method.

The Company periodically estimates an inventory allowance for estimated unmarketable inventory. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of November 30, 2014 and August 31, 2014.

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

Table of Contents	11

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Computers and equipment 3 years

Motor vehicles 4 years

Fixture and furniture 5 years

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of November 30, 2014 and August 31, 2014, the Company had no deferred tax assets or liabilities.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of November 30, 2014 and August 31, 2014, the Company does not have accruals for uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended November 30, 2014 and 2013 because it is the Company's intention to indefinitely reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

PRC

Changshitong Consulting and its VIE, Fujian Tianfeihong are subject to an Enterprise Income Tax at 25% and file their own tax returns. Consolidated tax returns are not permitted in China.

Table of Contents	12

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES (continued)

BVI

Fanwei Hengchang is incorporated in the BVI and is governed by the income tax laws of the BVI. According to the current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Changshi Tongrong is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

Advertising Costs

Advertising costs are charged to operations when incurred. For the three months ended November 30, 2014 and 2013, advertising expense was $154,565 and $41,026, respectively.

Statutory Reserve Fund

Pursuant to the corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. For the three months ended November 30, 2014 and 2013, a statutory reserve of $41,788 and $29,012 was required to be allocated by the Company, respectively.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for us in our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

Table of Contents	13

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs -	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.
Level 2 Inputs -	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
Level 3 Inputs -	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

Table of Contents	14

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of November 30, 2014 and August 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

NOTE 5. FIXED ASSETS

Fixed assets are summarized as follows:

	November 30, 2014	August 31, 2014
	(Unaudited)

Computers and equipment	$24,678	$24,618
Motor vehicles	148,870	148,504
Fixture and furniture	13,912	13,878
	187,460	187,000
Less: Accumulated depreciation	(151,148)	(138,887)
Fixed assets, net	$36,312	$48,113

For the three months ended November 30, 2014 and 2013, depreciation expense was $11,904 and $10,591 respectively.

NOTE 6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consist of the following:

	November 30, 2014	August 31, 2014
	(Unaudited)

Accrued payroll	$9,272	$9,250
Professional fees	28,546	47,941
Other	27,033	15,790
Accrued liabilities and other payables	$64,851	$72,981

NOTE 7. LEASES

The Company leases office space under an eight-year operating lease from an unrelated third party, expiring on June 30, 2017. This lease has a renewal option. This lease requires the Company to pay the total rent in advance for one year of RMB 264,000 (US$43,006). The monthly rent charge was increased from RMB 22,000 (USD $3,579) to RMB 25,000 (USD $4,068) commencing July 2014.

Table of Contents	15

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 7. LEASES (continued)

The minimum future rentals under this lease as of November 30, 2014 are as follows:

Period Ending
August 31,	Amount

2015	$8,145
2016	48,870
2017	40,725
$97,740

Rent expense for the three months ended November 30, 2014 and 2013 was $12,204 and $15,037, respectively.

NOTE 8. INCOME TAXES

The provision for income taxes consisted of the following:

	For the three month ended November 30,
	2014	2013
	(Unaudited)	(Unaudited)
Current	$146,555	$94,625
Deferred	—	—
	$146,555	$94,625

The Company is required to file income tax returns in both the PRC and the United States.  PRC tax filings for the tax year ended December 31, 2013 were examined by the PRC tax authorities in May 2014. The tax filings were accepted and no adjustments were proposed by the PRC tax authorities.

The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through November 30, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties (See Note 10).

NOTE 9. RELATED PARTY TRANSACTIONS

The majority stockholder loans money to the Company, primarily to meet the non-RMB cash requirements. The loans are non-interest bearing and due on demand. The balance of $62,152 and $24,339 at November 30, 2014 and August 31, 2014, respectively, represents professional and legal fees incurred in the U.S. paid by this stockholder. The balance is reflected as loans from stockholder on the consolidated balance sheet.

Table of Contents	16

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 10. CONTINGENCIES

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended December 31, 2013. In addition, the Company did not file with the U.S. Internal Revenue Service the information report for the year ended December 31, 2013 concerning its interest in foreign bank accounts on Form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts. The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 11. CONCENTRATION OF CREDIT AND BUSINESS RISKS

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

As of November 30, 2014 and August 31, 2014, no customer accounted for more than 10% of accounts receivable. There were no major customers which accounted for 10% or more of the total net revenue for the three months ended November 30, 2014 and 2013. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant. Four vendors individually accounted for 23%, 29%, 18% and 11% of purchases for the three months ended November 30, 2014.

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

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $5,662,676 and $5,236,612 as of November 30, 2014 and August 31, 2014, respectively.

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

Table of Contents	17

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

The following condensed financial information of the Company includes the US parent only balance sheets as of November 30, 2014 and August 31, 2014, and the US parent company only statements of operations, and cash flows for the three months ended November 30, 2014 and 2013:

Condensed Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS
Investment in subsidiaries and VIEs	$5,662,676	$5,236,612
TOTAL ASSETS	$5,662,676	$5,236,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other payables	$—	$—
Total liabilities	$—	$—

Stockholders’ equity
Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 shares issued and outstanding as of November 30, 2014 and August 31, 2014	$20,638	$20,638
Additional paid-in capital	726,548	726,548
Retained earnings	4,915,490	4,489,426
Total stockholders’ equity	5,662,676	5,236,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,662,676	$5,236,612

Condensed Statements of Operations

	Three Months Ended November 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues
Share of earnings from investment in subsidiaries and VIE	$426,064	$308,551

Operating expenses
General and administrative	—	—
Net income	$426,064	$308,551

Table of Contents	18

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013 (UNAUDITED) (IN U.S.$)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Condensed Statements of Cash Flows

	Three Months Ended November 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$426,064	$308,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(426,064)	(308,551)
Net cash (used in) operating activities	—	—

Net increase in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Basis of Presentation

The Company records its investment in its subsidiaries and VIEs under the equity method of accounting. Such investment is presented as “Investment in subsidiaries and VIE” on the condensed balance sheets and shares of the subsidiaries and VIE’s profits are presented as “Share of earnings from investment in subsidiaries and VIE” in the condensed statements of operations.

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

Table of Contents	19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliate, Fujian Tianfeihong Wine, Co., Ltd. (hereinafter referred to as “Fujian Tianfeihong”).  Fujian Tianfeihong, founded in April 2009, is primarily engaged in distributing a wide variety of fruit wine, including green plum wine, loquat wine, olive wine, and pomegranate wine, to supermarkets and liquor stores. The headquarters of Fujian Tianfeihong are located at 1600 Tai'an Block, Licheng Road, Chengxiang District, Putian City, Fujian Province, China.

Our U.S parent corporation was incorporated in the state of Delaware on July 28, 2005. Until its acquisition of Fanwei Hengchang, China Tianfeihong Wine, Inc. was a development stage company without significant assets or any revenue.

On December 30, 2013, we completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd. (BVI) (“Fanwei Hengchang”), whereby we acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for a total of 32,000,000 shares of our common stock, representing 93.03% of our issued and outstanding shares of common stock.  As a result of the reverse acquisition, Fanwei Hengchang became our wholly-owned subsidiary and the former Fanwei Hengchang stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and China Tianfeihong Wine, Inc. as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of our acquisition of Fanwei Hengchang and its wholly owned subsidiaries, we now own all of the issued and outstanding capital stock of Changshi Tongrong, which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting. In addition, we effectively and substantially control Fujian Tianfeihong (the "VIE") through a series of agreements between Changshitong Consulting and Fujian Tianfeihong and its stockholders. The consolidated group, including the VIE is hereafter referred to as the “Company”.

Fanwei Hengchang was established in the British Virgin Islands on May 29, 2013.  It is a holding company whose sole asset is the capital stock of Changshi Tongrong Limited (Hong Kong), a holding company established in Hong Kong on August 10, 2012 whose sole asset is all of the registered equity of Changshitong Information Consulting (Shenzhen) Co., Ltd. (“Changshitong Consulting”). Changshitong Consulting was established by Changshi Tongrong as a wholly foreign owned enterprise (the “WFOE”) in the People's Republic of China (“PRC”) on September 23, 2013.

For accounting purposes, the acquisition of these entities has been treated as a recapitalization with no adjustment to the historical basis of their assets and liabilities.  The restructuring has been accounted for using the “as if” pooling method of accounting and the operations have been consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Stockholders

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders, Jinxiang Fang and Zhiliang Fang, entered into a series of agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

(1)	an Exclusive Technical Service and Business Consulting Agreement between Changshitong Consulting and Fujian Tianfeihong pursuant to which Changshitong Consulting is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,627);
Table of Contents	20

(2)	a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Stockholders”) and Changshitong Consulting under which the Fujian Tianfeihong Stockholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 (U.S. $0.16) or the minimum price permitted by PRC laws if at that time there are any PRC laws regulating the minimum purchase price. The Fujian Tianfeihong Stockholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option;
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

Results of Operations

The following table sets forth key components of our results of operations during three months ended November 30, 2014 and 2013, and the percentage changes between 2014 and 2013.

	November 30,	November 30,
	2014	2013	Change
	(US $)	(US $)%

Revenue	$3,136,386	$1,932,378	62%
Cost of Sales	(2,095,040)	(1,311,260)	60%
Gross profit	1,041,346	621,118	68%
Selling and marketing expenses	387,331	197,537	96%
General and administrative expenses	72,925	47,273	54%
Total operating expenses	460,256	244,810	88%
Income from operations	581,090	376,308	54%
Other income	5,117	3,502	46%
Income before provision for income taxes	586,207	379,810	54%
Provision for income taxes	146,555	94,625	55%
Net income	439,652	285,185	54%
Less: Non controlling interests	21,806	9,375	133%
Net income attributable to common stockholders	$417,846	$275,810	51%
Comprehensive income:
Net income	$439,652	$285,185	54%
Foreign currency translation adjustment	8,907	32,756	(73)%
Total comprehensive income	$448,559	$317,941	41%
Less: Comprehensive income attributable to noncontrolling interests	$22,495	$9,390	140%
Comprehensive income attributable to common stockholders	$426,064	$308,551	38%

Table of Contents	21

Sales. Our sales increased to $3,136,386 for the three months ended November 30, 2014 from $1,932,378 for the three months ended November 30, 2013, an increase of 62%. The increase was primarily attributable to our marketing efforts, which yielded a 47% increase in the quantity of cases sold, to 65,300 for three months ended November 30, 2014 from 44,403 for the three months ended November 30, 2013. In addition, the average selling price per case of wine increased to $48.03 for three months ended November 30, 2014 from $43.52 in fiscal year 2013, an increase of 10%. While the factors that caused a drop in sales from fiscal year 2013 to fiscal year 2014 (increased competition, reduced market demand) remain as obstacles to growth, the surge in sales in the recent quarter indicates that our efforts to overcome these obstacles have met with some success.

Gross Profit. Our cost of sales primarily consists of the cost for wine purchases and the VAT surcharge. In addition, to stimulate new distribution channels, Fujian Tianfeihong has been aggressively offering rewards to customers, so that when the customer contracts to purchase a certain amount, we give the customer a certain amount of free goods. These rewards are recorded as an additional cost of sales. Rewards added $200,381 to cost of revenue during the three months ended November 30, 2014 and $132,197 during the three months ended November 30, 2013.

Our unit box purchase price increased by 9% to $28.79 for the three months ended November 30, 2014 from $26.41 for the three months ended November 30, 2013. However, as the rewards expense was smaller relative to sales in the recent quarter, gross margin increased from 32.1% in the three months ended November 30, 2013 to 33.2% in the three months ended November 30, 2014. Due to the increase in revenue and increased gross margin, our gross profit increased to $1,041,346 for the three months ended November 30, 2014 from $621,118 for the three months ended November 30, 2013, representing an increase of 68%.

Impact of Exchange Rates. In preparing our financial statements for inclusion in our SEC filings, we translate from the Chinese Renminbi to U.S. dollars the elements of our balance sheets at the exchange rate on the balance date, except for stockholders’ equity and our statements of income. Accordingly, our year-to-year comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The exchange rates used to translate Renminbi into Dollars in the financial statements included in this report were all within 0.25% of each other. (See: Note 2 to The Consolidated Financial Statements: "Summary of Significant Accounting Policies - Foreign Currency Translation"). Accordingly, changes in exchange rates did not have a material impact on the comparison of financial results.

Selling expenses. Our selling expenses increased by 96% to $387,331 for the three months ended November 30, 2014 from $197,537 for the three months ended November 30, 2013, primarily due to an increase of $48,660 in transportation expenses and an increase of $113,539 in marketing expenses related to the increase in sales. Our selling expenses primarily consist of transportation expenses, marketing expenses and expenses incurred for the sales function, such as salaries, travel expenses, entertainment and rent.

General and administrative expenses. Our general and administrative (“G&A”) expenses increased by 54%, to $72,925 for the three months ended November 30, 2014 from $47,273 for three months ended November 30, 2013. Our G&A expenses primarily consist of office expenses, entertainment expenses, travel expenses, depreciation expenses, rent, professional fees, and salaries. The change in G&A expenses occurred in all categories, and was not attributable to any single situation.

Other income. Our other income consisted entirely of interest income earned on our bank balances. Due to the increase in our cash position and a modest increase in prevailing interest rates, interest income increased to $5,117 for the three months ended November 30, 2014 from $3,502 for the three months ended November 30, 2013.

Provision for income tax. Due to the 54% increase in our pre-tax income, our provision for income tax increased to $146,555 for the three months ended November 30, 2014 from $94,625 for the three months ended November 30, 2013, representing a 55% increase. Our effective tax rate was the same as the statutory rate of 25% for the three months ended November 30, 2014 and 2013.

Table of Contents	22

Net income. After deducting income tax, the Company reported net income of $439,652 and $285,185 for the three months ended November 30, 2014 and 2013, respectively. The VIE agreements assign to Changshitong Consulting only 95% of the net profit generated from Fujian Tianfeihong.  For that reason, we deducted a “non-controlling interest” of $21,806 and $9,375, respectively, before recognizing net income attributable to the Company’s common stockholders on our Consolidated Statements of Income and Comprehensive Income.  After that deduction, our net income attributable to the Company for the three months ended November 30, 2014 was $417,846, an increase of 51% from the net income of $275,810 for the three months ended November 30, 2013.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. For the three months ended November 30, 2014 and 2013, foreign currency translation adjustments of $8,907 and $32,756, respectively, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of November 30, 2014, our working capital totaled $5,789,469, an increase of $460,360 since August 31, 2014.  The increase is a little bit more than our net income for the three months ended November 30, 2014, due to the fact that we have very little in fixed or intangible assets on our balance sheet and, accordingly, little depreciation or amortization expense. Cash represented almost 70% of our current assets at November 30, 2014.

Since our operating activities provided $589,223 in cash during the three months ended November 30, 2014, and we have been cash flow positive for the past two years, we believe that our liquid assets are adequate to finance our operations for the foreseeable future.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Three months Ended November 30, 2014	Three months Ended November 30, 2013

Net cash provided by operating activities	$589,223	$305,101
Net cash provided by financing activities	37,630	—
Effects of Exchange Rate Change in Cash	8,987	21,413
Net Increase in Cash	635,840	326,514
Cash at Beginning of the Period	5,229,261	3,994,502
Cash at End of the Period	$5,865,101	$4,321,016

Table of Contents	23

Operating activities

Cash provided by operating activities was $589,223 for the three months ended November 30, 2014, as compared to $305,101 for the three months ended November 30, 2013. In both periods, cash provided by operations was more than net income, as we record little depreciation and amortization and control our cash flow by balancing accounts payable against changes in our accounts receivable and inventory.

Investing activities

We did not have any investing activities for the three months ended November 30, 2014 and 2013. The net book value of our fixed assets at November 30, 2014 was $36,312, reflecting the fact that our business activities do not need significant fixed assets.  Accordingly, unless we expand our business activities in the future, investing activities should involve similarly insignificant amounts of cash.

Financing activities

Cash provided by financing activities was $37,630 for the three months ended November 30, 2014 which represented a loan from related party. From time to time, we will take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. During the three months ended November 30, 2013, we did not have any financing activities.

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

Chinese regulations also limit the ability of our parent company to transfer money into China, as needed to fund the operations of Fujian Tianfeihong.  If in the future, China Tianfeihong raises funds and wishes to utilize them in the operations of Fujian Tianfeihong, one of the following methods will have to be employed:

Table of Contents	24

1.	Acquisition. China Tianfeihong could transfer capital to Fujian Tianfeihong by causing its Hong Kong subsidiary, Changshi Tongrong Limited, to apply to MOFCOM for approval of an acquisition of Fujian Tianfeihong by Changshi Tongrong Limited. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Changshi Tongrong Limited for Fujian Tianfeihong represented a commercially fair price.
2.	Joint venture. If China Tianfeihong Wine, Inc. obtained capital that was less than the purchase price for Fujian Tianfeihong deemed acceptable by MOFCOM, Changshi Tongrong Limited could still inject the funds into Fujian Tianfeihong by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Fujian Tianfeihong into an equity joint venture, in which Changshi Tongrong Limited would be its equity joint venture. If approved, Changshi Tongrong would then own a portion of the equity in Fujian Tianfeihong, and the VIE agreements between Fujian Tianfeihong and Changshitong Consulting would be modified accordingly to reduce the portion of net income payable by Fujian Tianfeihong to Changshitong Consulting.

We have no current plans for China Tianfeihong Wine, Inc. to fund Fujian Tianfeihong, and expect the VIE structure to remain in place for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate policies. In our preparation of the financial statements for three months ended November 30, 2014, there was one determination made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Fujian Tianfeihong.

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

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement. To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated. We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system. Our bases for this conclusion are:

·	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.
·	The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Fujian Tianfeihong by Changshitong Consulting on terms that comply with Chinese law. A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.
·	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.
·	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

Table of Contents	25

The most likely challenge to the VIE agreements would arise under the New M&A Rules, which are designed to regulate foreign acquisitions of Chinese entities. Our analysis of the New M&A Rules, however, indicates that the New M&A Rules do not invalidate our VIE Agreements. The New M&A Rules require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the China Securities Regulatory Commission (“CSRC”) prior to the listing and trading of their securities on overseas stock exchanges. Our review of the New M&A Rules persuades us that this provision does not apply to our Company. We reached that conclusion by observing that:

1.	Changshitong Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders;
2.	the share exchange between Fanwei Hengchang and China Tianfeihong Wine, Inc., is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules; and
3.	no provision in the New M&A Rules clearly classifies the contractual arrangements between Changshitong Consulting and Fujian Tianfeihong as a type of transaction falling within the New M&A Rules.

We believe, therefore, that under prevailing laws and policies, our VIE Agreements are enforceable in Chinese courts. Consideration must be given, however, to the possibility that the Chinese government could create a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements. Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore, that if it occurred that the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system. In that eventuality, we would be required to de-consolidate Fujian Tianfeihong from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent accounting pronouncements

There were no recent accounting pronouncements that we believe have or will have a material effect on the Company’s financial position or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of November 30, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Table of Contents	26

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of November 30, 2014.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Table of Contents	27

PART II   -   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

There have been no material changes from the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2014.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

Table of Contents	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA TIANFEIHONG WINE, INC.

Date:	January 8, 2015	By:	/s/ Zhiliang Fang
Zhiliang Fang, Chief Executive Officer

		By:	/s/ Lirong Zheng
Lirong Zheng, Chief Financial Officer, Chief Accounting Officer

Table of Contents	29