Form 10-Q
period 2015-02-28
China Tianfeihong Wine Inc
filed 2015-04-20
CIK 1501225

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2015

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

Issuer's Telephone Number: 86-1359-9873098

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]No [X]

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

April 20, 2015

Common Voting Stock: 34,396,680

CHINA TIANFEIHONG WINE, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended FEBRUARY 28, 2015

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	February 28,	August 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$6,798,855	$5,229,261
Accounts receivable	2,879,217	431,940
Inventory, net	1,734,300	375,750
Prepaid income taxes	—	50,348
Prepaid expenses	21,073	40,625

Total current assets	11,433,445	6,127,924

Fixed assets, net	33,979	48,113

Total Assets	$11,467,424	$6,176,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,069,472	$682,030
Taxes payable	284,977	19,465
Loans from stockholder	70,502	24,339
Accrued liabilities and other payables	83,258	72,981

Total current liabilities	4,508,209	798,815

Stockholders’ equity:
Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 shares issued and outstanding as of February 28, 2015 and August 31, 2014	20,638	20,638
Additional paid-in capital	726,548	726,548
Statutory reserve fund	420,406	420,406
Retained earnings	5,395,991	3,865,318
Other comprehensive income	175,790	203,702

Stockholders’ equity before noncontrolling interests	6,739,373	5,236,612
Noncontrolling interests	219,842	140,610

Total stockholders’ equity	6,959,215	5,377,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,467,424	$6,176,037

See accompanying notes to the consolidated financial statements.

Table of Contents	1

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenue	$7,639,171	$2,882,195	$10,775,557	$4,814,573
Cost of goods sold	(5,089,375)	(1,889,147)	(7,184,415)	(3,200,407)

Gross profit	2,549,796	993,048	3,591,142	1,614,166

Operating expenses
Selling and marketing	872,087	312,077	1,259,418	509,614
General and administrative	121,674	154,162	194,599	201,435

Total operating expenses	993,761	466,239	1,454,017	711,049

Income from operations	1,556,035	526,809	2,137,125	903,117
Interest income	5,577	4,130	10,694	7,632

Income before provision for income taxes	1,561,612	530,939	2,147,819	910,749
Provision for income taxes	390,401	128,977	536,956	223,602

Net income	1,171,211	401,962	1,610,863	687,147
Noncontrolling interests	(58,384)	(24,986)	(80,190)	(34,361)

Net income attributable to common stockholders	$1,112,827	$376,976	$1,530,673	$652,786

Earnings per common share, basic and diluted	$0	$0	$0	$0

Weighted average shares outstanding, basic and diluted	34,396,680	33,597,787	34,396,680	32,798,893

Comprehensive Income:
Net Income	$1,171,211	$401,962	$1,610,863	$687,147
Foreign currency translation adjustment	(37,777)	76,490	(28,870)	109,246

Comprehensive income	1,133,434	478,452	1,581,993	796,393
Comprehensive income attributable to noncontrolling interests	(56,737)	(40,574)	(79,232)	(40,589)

Net comprehensive income attributable to common stockholders	$1,076,697	$437,878	$1,502,761	$755,804

See accompanying notes to the consolidated financial statements.

Table of Contents	2

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 (UNAUDITED) (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Statutory Reserve Fund	Retained Earnings	Other Comprehensive Income	Noncontrolling Interests	Total

Balance, August 31, 2014	$20,638	$726,548	$420,406	$3,865,318	$203,702	$140,610	$5,377,222

Net income	—	—	—	1,530,673	—	80,190	1,610,863

Foreign currency translation adjustment	—	—	—	—	(27,912)	(958)	(28,870)
Balance, February 28, 2015 (Unaudited)	$20,638	$726,548	$420,406	$5,395,991	$175,790	$219,842	$6,959,215

See accompanying notes to the consolidated financial statements.

Table of Contents	3

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014 (UNAUDITED) (IN U.S. $)

	Six Months Ended February 28,
	2015	2014

Cash flows from operating activities:
Net income	$1,610,863	$687,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,761	33,260
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,447,277)	(301,677)
(Increase) in inventory	(1,358,550)	(47,411)
Decrease (Increase) in prepaid expenses	69,900	(15,795)
Decrease in advances to suppliers	—	45,670
Increase in accounts payable	3,387,442	790,579
Increase in taxes payable	265,512	41,408
Increase in accrued liabilities and other payables	10,277	24,316

Net cash provided by operating activities	1,561,928	1,257,497

Cash flows from investing activities:
Purchase of equipment	(9,694)	(852)

Net cash (used in) investing activities	(9,694)	(852)

Cash flows from financing activities:
Proceeds from stockholder loans	46,312	26,880

Net cash provided by financing activities	46,312	26,880

Effect of exchange rate changes on cash	(28,952)	24,394

Net change in cash	1,569,594	1,307,919
Cash, beginning	5,229,261	3,994,502
Cash, end	$6,798,855	$$5,302,421

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—
Income taxes	$300,527	$187,213

 See accompanying notes to the consolidated financial statements.

Table of Contents	4

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 1. ORGANIZATION

China Tianfeihong Wine, Inc. (“China Tianfeihong”), formerly known as Zenitech Corporation, was incorporated under the laws of the State of Delaware on July 28, 2005. From its inception until the closing of the reverse acquisition transaction, the Company was a development-stage company in the business of developing, manufacturing, distributing and marketing environmentally friendly floral sleeves and wrappers for the floriculture industry.

On August 1, 2013, China Tianfeihong filed a certificate of amendment to its articles of incorporation to change its name from “Zenitech Corporation” to “China Tianfeihong Wine Inc. ” (the “Name Change”) and to effect a 1 for 6  reverse stock split (the “Reverse Split”) of its outstanding shares of common stock.  The Name Change and the Reserve Split were effective on August 12, 2013.  Upon the effectiveness of the Reverse Split, the number of outstanding shares of China Tianfeihong’s common stock decreased from 14,380,266 to 2,396,680 shares. The number of authorized shares of common stock remained at 80,000,000 shares.

On December 30, 2013, China Tianfeihong completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd (BVI) (“Fanwei Hengchang”), whereby China Tianfeihong acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for the issuance of 32,000,000 shares of China Tianfeihong’s common stock, representing 93.03% of the issued and outstanding shares of common stock. As a result of the reverse acquisition, Fanwei Hengchang became China Tianfeihong’s wholly-owned subsidiary and the former Fanwei Hengchang’s stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and China Tianfeihong as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to the business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity.

As a result of the acquisition of Fanwei Hengchang, China Tianfeihong now owns all of the issued and outstanding capital stock of Changshi Tongrong Limited (Hong Kong) (“Changshi Tongrong”), which in turn owns all of the issued and outstanding capital stock of Changshitong Consulting (Shenzhen) Co. Ltd (“Changshitong Consulting”). In addition, China Tianfeihong effectively and substantially controls Fujian Tianfeihong Wine Co., Ltd (“Fujian Tianfeihong”) through a series of captive agreements with Changshitong Consulting. China Tianfeihong with its wholly owned subsidiaries, and its VIE, Fujian Tianfeihong, are collectively the “Company”.

Subsequent to the closing of the reverse acquisition transaction, the Company conducts operations through its controlled consolidated affiliate, Fujian Tianfeihong. Fujian Tianfeihong is primarily engaged in distributing fruit wine including green plum wine, loquat wine, olive wine and pomegranate wine to supermarkets and liquor stores in the People’s Republic of China (“PRC”).

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRESENTATION

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The unaudited consolidated financial statements for the three and six months ended February 28, 2015 and 2014 include China Tianfeihong Wine, Inc., Fanwei Hengchang, Changshi Tongrong, Changshitong Consulting and its VIE, Fujian Tianfeihong. All significant intercompany accounts and transactions have been eliminated in consolidation.

Table of Contents	7

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

The unaudited interim consolidated financial statements of the Company as of February 28, 2015 and for the three and six months periods ended February 28, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending August 31, 2015.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

VARIABLE INTEREST ENTITY

Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”). ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

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

The following financial statement amounts and balances of Fujian Tianfeihong have been included in the accompanying consolidated financial statements.

	February 28, 2015	August 31, 2014
	(Unaudited)

TOTAL ASSETS(1)	$11,467,054	$6,175,646
TOTAL LIABILITIES(1)	$4,478,205	$781,126
(1)	Total assets and liabilities of the VIE are reported net of intercompany balances that have been eliminated with the VIE consolidation.

Table of Contents	8

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

	For the three months ended February 28,		For the six months ended February 28,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$7,639,171	$2,882,195	10,775,557	$4,814,573
Net income (2)	$1,167,667	$398,663	1,603,796	$687,211
(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the six months ended February 28,
	2015	2014
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,552,236	$1,265,516
Net cash (used in) investing activities	(9,694)	(852)
Net cash provided by financing activities	46,312	26,880
Effect of exchange rate changes on cash	(19,240)	15,875
Net increase in cash	1,569,615	$$1,307,419

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the financial statements are as follows:

	February 28, 2015	August 31, 2014

Consolidated balance sheet items, except for stockholders’ equity, as of the periods end	0.1621	0.1625

	For the three months ended February 28,		For the six months ended February 28,
	2015	2014	2015	2014

Amounts included in the statements of income, statement of changes in stockholders’ equity and statements of cash flows for the periods	0.1626	0.1636	0.1627	0.1632

For the three months ended February 28, 2015 and 2014, foreign currency translation adjustments of $(37,777) and $76,490, respectively, have been reported as other comprehensive (loss) income. For the six months ended February 28, 2015 and 2014, foreign currency translation adjustments of $(28,870) and $109,246 have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

SHIPPING COSTS

Shipping costs incurred by the Company are recorded in selling expenses. Shipping costs for the three months ended February 28, 2015 and 2014 were $320,972 and $125,154, respectively; shipping costs for the six months ended February 28, 2015 and 2014 were $454,812 and $210,148, respectively.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of February 28, 2015 and August 31, 2014, the Company considers accounts receivable to be fully collectible and has no allowance. For the periods presented, the Company did not write off any accounts receivable as bad debts.

INVENTORY

Inventory, comprised principally of bottled wine, is valued at the lower of cost or market value. The value of inventories is determined using the first-in, first-out method.

Table of Contents	11

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

The Company periodically estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of February 28, 2015 and August 31, 2014.

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

INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of February 28, 2015 and August 31, 2014, the Company has no deferred tax assets or liabilities.

Table of Contents	12

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of February 28, 2015 and August 31, 2014, the Company does not have accruals for uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended February 28, 2015 and 2014 because it is the Company's intention to indefinitely reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of the unrecognized deferred income tax liability related to these earnings is not practicable.

PRC

Changshitong Consulting and its VIE, Fujian Tianfeihong are subject to an Enterprise Income Tax of 25% and file their own tax returns. Consolidated tax returns are not permitted in China.

BVI

Fanwei Hengchang is incorporated in the BVI and is governed by the income tax laws of the BVI. According to the current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Changshi Tongrong is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

Advertising Costs

Advertising costs are charged to operations when incurred. For the three months ended February 28, 2015 and 2014, advertising expense was $375,606 and $94,888, respectively. For the six months ended February 28, 2015 and 2014, advertising expense was $530,402 and $135,782, respectively.

Table of Contents	13

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

Statutory Reserve Funds

Pursuant to corporate law of the PRC, a company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the company’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after use is not less than 25% of registered capital. As of August 31, 2014, the statutory reserves for Fujian Tianfeihong had been fully funded.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for our first quarter of fiscal 2017 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying ASU 2014-12 as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

Table of Contents	14

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of February 28, 2015 and August 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Table of Contents	15

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 5. FIXED ASSETS

Fixed assets are summarized as follows:

	February 28, 2015	August 31, 2014
	(Unaudited)

Computers and equipment	$34,216	$24,618
Motor vehicles	148,138	148,504
Fixtures and furniture	13,844	13,878
	196,198	187,000
Less: Accumulated depreciation	(162,219)	(138,887)

Fixed Assets - net	$33,979	$48,113

For the three months ended February 28, 2015 and 2014, depreciation expense was $11,850 and $22,700, respectively. For the six months ended February 28, 2015 and 2014, depreciation expense was $23,761 and $33,260, respectively.

NOTE 6. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	February 28, 2015	August 31, 2014
	(Unaudited)

Accrued payroll	$12,040	$9,250
Professional fees	33,802	47,941
Other	37,416	15,790
	$83,258	$72,981

NOTE 7. LEASES

The Company leases office space under an eight-year operating lease from an unrelated third party, expiring on June 30, 2017. This lease has a renewal option and requires the Company to pay the year's rent in advance.

The Company leases another office space from an unrelated third party, expiring on December 31, 2016. This lease has a renewal option. This lease requires the Company to pay the total rent in advance for one year from Jan 1, 2015 to December 31, 2015 of RMB 36,000 (US$5,854). The annual rent charge will be increased to RMB 39,600 (US$ 6,439) for the year ended December 31, 2016.

Table of Contents	16

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

The minimum future rentals under this lease as of February 28, 2015 are as follows:

Period Ending
August 31,	Amount

2015	54,600
2016	65,000
$119,600

Rent expense for the three months ended February 28, 2015 and 2014 was $13,171 and $15,109, respectively, and for the six months ended February 28, 2015 and 2014 was $25,381 and $30,144 respectively.

NOTE 8. INCOME TAXES

The provision for income taxes consisted of the following:

	For the three months ended February 28,		For the six months ended February 28,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$390,401	$128,977	$536,956	$223,602
Deferred	—	—	—	—
	$390,401	$128,977	$536,956	$223,602

The Company did not generate any income in the United States or otherwise have any U.S. taxable income. The Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through February 28, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. (See Note 10)

NOTE 9. RELATED PARTY TRANSACTIONS

The majority stockholder has loaned money to the Company, primarily to meet the non-RMB cash requirements. The loans are non-interest bearing and are due on demand. The balance of $70,502 and $24,339 at February 28, 2015 and August 31, 2014, respectively, represents professional and legal fees incurred in the U.S. paid by this stockholder. The balance is reflected as loans from stockholder on the consolidated balance sheets.

Table of Contents	17

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 10. CONTINGENCIES

The Company did not file its U.S. Federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended December 31, 2013. In addition, the Company did not file with the IRS the information report for the year ended December 31, 2013 concerning its interest in foreign bank accounts on Form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts. The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

NOTE 11. CONCENTRATION OF CREDIT AND BUSINESS RISKS

Substantially all of the Company’s assets and bank accounts are in banks located in the PRC and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

As of February 28, 2015 and August 31, 2014, no customer accounted for more than 10% of accounts receivable. There were no major customers which accounted for 10% or more of the total net revenue for the three months and six months ended February 28, 2015 and 2014. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant. Four vendors individually accounted for 32%, 22%, 19% and 10% of purchases for the three months ended February 28, 2015.

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

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $6,739,373 and $5,236,612 as of February 28, 2015 and August 31, 2014, respectively.

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

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

NOTE 12.   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of China Tianfeihong Wine, Inc. (“Parent Company”) to be filed when the restricted net assets of consolidated subsidiaries and VIE’s exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries and VIEs shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries and VIEs (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party. The condensed Parent Company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

The following condensed financial information of the Parent Company includes the balance sheets as of February 28, 2015 and August 31, 2014, and the statements of operations, and cash flows for the three months and the six months ended February 28, 2015 and 2014:

Condensed Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)
ASSETS
Other Receivable from VIE	1,523,606	$941,154
Investment in subsidiaries and VIEs	5,215,767	4,295,458
TOTAL ASSETS	6,739,373	$5,236,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accrued expenses and other payables	—	$—
Total liabilities	—	—
Stockholders’ equity
Common stock, $0.0006 par value per share, 80,000,000 shares authorized; 34,396,680 shares issued and outstanding shares issued and outstanding as of February 28, 2015 and August 31, 2014	20,638	20,638
Additional paid-in capital	726,548	726,548
Retained earnings	5,992,187	4,489,426
Total stockholders’ equity	6,739,393	5,236,612
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,739,393	$5,236,612

Table of Contents	19

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

Condensed Statements of Operations

	For the three months ended February 28,		For the six months ended February 28,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Share of earnings from investment in subsidiaries and VIE	$1,076,696	$437,878	1,502,761	$755,804
Operating expenses
General and administrative	—	—	—	—
Net income	$1,076,696	$437,878	1,502,761	$755,804

Condensed Statements of Cash Flows

	For the three months ended February 28,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,076,696	$437,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(1,076,696)	(437,878)
Net cash (used in) operating activities	—	—
Net increase in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

	For the six months ended February 28,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$1,502,761	$755,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries and VIE	(1,502,761)	(755,804)
Net cash (used in) operating activities	—	—
Net increase in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Table of Contents	20

CHINA TIANFEIHONG WINE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED) (IN U.S. $)

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

Table of Contents	21

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

Our U.S parent corporation was incorporated in the state of Delaware on July 28, 2005. Since its inception and until its acquisition of Fanwei Hengchang, China Tianfeihong Wine, Inc. was an inactive company without significant assets or any revenue.

On December 30, 2013, we completed a reverse acquisition transaction through a share exchange with the stockholders of Fanwei Hengchang Co., Ltd. (BVI) (“Fanwei Hengchang”), whereby we acquired 100% of the outstanding shares of Fanwei Hengchang in exchange for 32,000,000 shares of our common stock, representing 93.03% of our issued and outstanding shares of common stock.  As a result of the reverse acquisition, Fanwei Hengchang became our wholly-owned subsidiary and the former Fanwei Hengchang stockholders became our controlling stockholders. The share exchange transaction was treated as a reverse acquisition, with Fanwei Hengchang as the acquirer and China Tianfeihong Wine, Inc. as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Fanwei Hengchang and its consolidated subsidiaries and variable interest entity (“VIE”).

As a result of our acquisition of Fanwei Hengchang and its wholly owned subsidiaries, we now own all of the issued and outstanding capital stock of Changshi Tongrong, which in turn owns all of the issued and outstanding capital stock of Changshitong Information Consulting (Shenzhen) Co., Ltd. ("Changshitong Consulting"). In addition, we effectively and substantially control Fujian Tianfeihong through a series of agreements between Changshitong Consulting and Fujian Tianfeihong and its stockholders. The consolidated group, including the VIE, is hereafter referred to as the “Company”.

Fanwei Hengchang was established in the British Virgin Islands on May 29, 2013.  It is a holding company whose sole asset is the capital stock of Changshi Tongrong Limited (Hong Kong), a holding company established in Hong Kong on August 10, 2012 whose sole asset is all of the registered equity of Changshitong Consulting. Changshitong Consulting was established by Changshi Tongrong as a wholly foreign owned enterprise (the “WFOE”) in the People's Republic of China (“PRC”) on September 23, 2013.

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

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On November 26, 2013, prior to the reverse acquisition transaction, Changshitong Consulting and Fujian Tianfeihong and its shareholders, Jinxiang Fang and Zhiliang Fang, entered into a series of agreements (the “VIE Agreements”) pursuant to which Fujian Tianfeihong became Changshitong  Consulting’s contractually controlled affiliate. The VIE Agreements included:

Table of Contents	22

(1)	an Exclusive Technical Service and Business Consulting Agreement between Changshitong Consulting and Fujian Tianfeihong pursuant to which Changshitong Consulting is to provide technical support and consulting services to Fujian Tianfeihong in exchange for (i) 95% of the total annual net profit of Fujian Tianfeihong plus (ii) RMB10,000 per month (U.S.$1,627);
(2)	a Call Option Agreement among Zhiliang Fang and Jinxiang Fang (together referred to as “Fujian Tianfeihong Stockholders”) and Changshitong Consulting under which the Fujian Tianfeihong Stockholders have granted to Changshitong Consulting the irrevocable right and option to acquire all of the equity interests in Fujian Tianfeihong to the extent permitted by PRC law. If PRC law limits the percentage of Fujian Tianfeihong that Changshitong Consulting may purchase at any time, then Changshitong Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 (U.S. $0.16) or the minimum price permitted by PRC laws if at that time there are any PRC laws regulating the minimum purchase price. The Fujian Tianfeihong Stockholders agreed to refrain from taking certain actions which might harm the value of Fujian Tianfeihong or Changshitong Consulting’s option;
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

Table of Contents	23

Comparison of three month and six month periods ended Feb 28, 2015 and 2014

The following table sets forth key components of our results of operations during three months ended February 28, 2015 and 2014, and the percentage changes between 2015 and 2014.

	Feb. 28,	Feb. 28,
	2015	2014	Change
	$	$	%

Revenue	$7,639,171	$2,882,195	165%
Cost of Sales	(5,089,375)	(1,889,147)	169%
Gross profit	2,549,796	993,048	157%
Selling and marketing expenses	872,087	312,077	179%
General and administrative expenses	121,674	154,162	(21)%
Total operating expenses	993,761	466,239	113%
Income from operations	1,556,035	526,809	195%
Interest Income	5,577	4,130	35%
Income before provision for income taxes	1,561,612	530,939	194%
Provision for income taxes	390,401	128,977	203%
Net income	1,171,211	401,962	191%
Less: Non controlling interests	(58,384)	(24,986)	134%
Net income attributable to the Common Stockholders	1,112,827	376,976	195%
Comprehensive Income: Net Income:	1,171,211	401,962

Foreign currency translation adjustment	(37,777)	76,490	149%
Total comprehensive income	1,133,434	478,452	137%
Less: Comprehensive income attributable to non-controlling interests	(56,737)	(40,574)	40%
Comprehensive income attributable to common stockholders	1,076,697	437,878	146%

Table of Contents	24

The following table sets forth key components of our results of operations during the six month periods ended February 28, 2015 and 2014, and the percentage change between 2015 and 2014.

	Feb. 28,	Feb. 28,
	2015	2014	Change
	$	$	%

Revenue	$10,775,557	$4,814,573	124%
Cost of Sales	(7,184,415)	(3,200,407)	124%
Gross profit	3,591,142	1,614,166	122%
Selling and marketing expenses	1,259,418	509,614	147%
General and administrative expenses	194,599	201,435	(3%)
Total operating expenses	1,454,017	711,049	104%
Income from operations	2,137,125	903,117	137%
Interest Income	10,694	7,632	40%
Income before provision for income taxes	2,147,819	910,749	136%
Provision for income taxes	536,956	223,602	140%
Net income	1,610,863	687,147	134%
Less: Non controlling interests	(80,190)	(34,361)	133%
Net income attributable to the Common Stockholders	1,530,673	652,786	134%
Comprehensive Income: Net Income:	1,610,863	687,147	134%

Foreign currency translation adjustment	(28,870)	109,246	(126%)
Total comprehensive income	1,581,993	796,393	99%
Less: Comprehensive income attributable to non-controlling interests	79,232	(40,589)	(295%)
Comprehensive income attributable to common stockholders	1,502,761	755,804	99%

Sales. Our sales have increased dramatically in the first half of fiscal 2015. Sales for three months ended February 28, 2015 and 2014 were $7,639,171 and $2,882,195, respectively, representing a period-to-period increase of 165%. Our sales for the six months ended February 28, 2015 and 2014 were $10,775,557 and $4,814,573, respectively, an increase of 124%. In each case, the primary reason for increased sales was the increased effectiveness of our marketing efforts, as per-unit increases were modest.

Gross Profit. Our cost of sales primarily consists of the cost for wine purchases and the VAT surcharge. Our per-unit cost of goods sold decreased by 14% in both the second quarter and first half of fiscal 2015. Nevertheless, our gross margins decreased slightly, to 33.4% from 34.5% quarter-to-quarter and from to 33.3% in the first half of fiscal 2015 from 33.5% in the first half of fiscal 2014. The decrease, notwithstanding lower per-unit costs, was attributable to our aggressive marketing promotions. To stimulate new distribution channels, Fujian Tianfeihong has been offering rewards to customers, so that when the customer contracts to purchase a certain amount, we give the customer a certain amount of free goods. These rewards are recorded as an additional cost of sales. Rewards added $488,478 and $688,859 to the cost of goods sold during the three and six months ended February 28, 2015, while adding only $183,375 and $315,572 to cost of goods sold during the three and six months ended February 28, 2014. The increase in rewards caused the reduction in our gross margin. Nevertheless, due to the marked increase in our revenue, gross profit increased by 157% quarter-to-quarter and by 122% in the first half of fiscal 2015 from the first half of fiscal 2015.

Table of Contents	25

Impact of Exchange Rates. In preparing our financial statements for inclusion in our SEC filings, we translate from the Chinese Renminbi to U.S. dollars the elements of our balance sheets at the exchange rate on the balance date, except for stockholders’ equity and our statements of income and cash flows. Accordingly, our year-to-year comparisons may be influenced by changes in the average exchange rate, resulting in increases or decreases that do not reflect actual changes in operating results. The exchange rates used to translate Renminbi into Dollars in the financial statements included in this report were all within 0.6% of each other. (See: Note 2 to The Consolidated Financial Statements: "Summary of Significant Accounting Policies - Foreign Currency Translation"). Accordingly, changes in exchange rates did not have a material impact on the comparison of financial results.

Selling expenses. Our selling expenses increased by 179% to $872,087 for the three months ended February 28, 2015, and by 147% to $1,259,418 for the six months ended February 28, 2015. Our selling expenses are primarily comprised of transportation expenses, marketing expenses and any daily expenses incurred for sales functions, such as salaries, travelling expenses, entertainment and rent. The main reason for the increase in selling expenses was the period-to-period increase in goods sold, which caused the increase in transportation and other sales expenses.

General and administrative expenses. Despite the increase in our revenue, our general and administrative (“G&A”) expenses decreased by 21% to $121,674 for the three months ended February 28, 2015, and by 3% to $194,599 for the six months ended February 28, 2015. Our G&A expenses are primarily comprised of office expenses, entertainment expenses, travelling expenses, depreciation expenses, rent and salaries. The period-to-period decreases in G&A expenses were attributable to a sizeable attorney fee incurred in the second quarter of fiscal 2014, related to our preparation for the reverse merger that enabled us to list our common stock for trading in the U.S.

.

Other income. As we have no interest-bearing debts, our other income consisted entirely of interest income earned on our bank balances. Due to the increase in our cash position and a modest increase in prevailing interest rates, interest income increased to $5,577 for the three months ended February 28, 2015 from $4,130 for the three months ended February 28, 2014, and increased to $10,694 for the six months ended February 28, 2015 from $7,632 for the six months ended February 28, 2014.

Provision for income tax. Due to the 194% increase in our pre-tax income, our provision for income tax increased to $390,401 for the three months ended February 28, 2015 from $128,977 for the three months ended February 28, 2014, representing a 203% increase. Due to the 136% increase in our pre-tax income, our provision for income tax increased to $536,956 for the six months ended February 28, 2015 from $223,602 for the six months ended February 28, 2014, representing a 140% increase. Our effective tax rate was the same as the statutory rate of 25% for the three and six months ended February 28, 2015 and 2014.

Net income. After deducting income tax, the Company reported net income of $1,171,211 and $401,962 for the three months ended February 28, 2015 and 2014, respectively, and $1,610,863 and $687,147 for the six months ended February 28, 2015 and 2014, respectively. The VIE agreements assign to Changshitong Consulting only 95% of the net profit generated from Fujian Tianfeihong.  For that reason, we deducted a “non-controlling interest” of $58,384 and $24,986, respectively, and $80,190 and $34,361, respectively, before recognizing net income attributable to the Company on our Consolidated Statements of Operations and Comprehensive Income.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to common shareholders for the three months ended February 28, 2015 and 2014 was $1,112,827 and $376,976, respectively, a increase of 195%. and for the six months ended February 28, 2015 and 2014 was $1,530,673 and $652,786, respectively, an increase of 134%

Table of Contents	26

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the periods being reported upon, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the balance sheet date. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. RMB is not freely convertible into the currency of other nations. All such exchange transactions must take place through authorized institutions. There is no guarantee the RMB amounts could have been, or could be, converted into US dollars at rates used in translation. For the three months ended February 28, 2015 and 2014, we recorded foreign currency translation adjustments of $(37,777) and $76,490, respectively. For the six months ended February 28, 2015 and 2014, foreign currency translation adjustments of $(28,870) and $109,246 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of February 28, 2015, our working capital totaled $6,925,236, an increase of $1,596,127 since August 31, 2014.  The increase was approximately equal to our net income for the six months ended February 28, 2015, as the funds used for capital investing and financing activities was insignificant. Cash and cash equivalents represented approximately 59% of our current assets at Feb 28, 2015.

Since our operations provided approximately $1.56 million in cash during the six months ended February 28, 2015, and the Company has been cash flow positive for the past two years, we believe that our liquid assets are adequate to finance our operations for the next twelve months.

The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow

(all amounts in U.S. dollars)

	Six Months Ended Feb. 28, 2015	Six Months Ended Feb. 28, 2014

Net cash provided by operating activities	$1,561,928	$1,257,497
Net cash (used in) investing activities	(9,694)	(852)
Net cash provided by financing activities	46,312	26,880
Effects of Exchange Rate Change in Cash	(28,952)	24,394
Net Increase in Cash and Cash Equivalents	1,569,594	1,307,919
Cash and Cash Equivalent at Beginning of the Period	5,229,261	3,994,502
Cash and Cash Equivalent at End of the Period	6,798,855	5,302,421

Operating activities

Cash provided by operating activities was $1,561,928 for the six months ended February 28, 2015, as compared to $1,257,497 for the six months ended February 28, 2014. Cash provided by operation activities was approximately equal to our net income, primarily due to the fact that our increase in inventory and accounts receivable offset the increase in accounts and taxes payable.

Our operations provided cash in excess of our net income for the six months ended February 28, 2014 primarily as a result of the $790,579 increase in our trade accounts payable, as well as increases in advances to suppliers and taxes payable.

Table of Contents	27

Investing activities

Cash used in investing activities for six months ended February 28, 2015 and 2014 was $9,694 and $ 852, respectively, all of which was incurred for the purchase of equipment.

The net book value of our fixed assets at February 28, 2015 was $33,979, reflecting the fact that our business activities do not require a significant investment in fixed assets.  Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

Cash provided by financing activities was $46,312 and $26,880 for the six months ended February 28, 2015 and 2014, respectively, which represented loans from a related party. From time to time, we will take modest loans from related parties, primarily to provide the dollars needed to pay expenses incurred by our parent company in the U.S. Because of our ample cash position and the profitability of our operations, we do not anticipate incurring significant additional debt.  Therefore, our liquidity should be adequate to sustain the full implementation of our business plan for the foreseeable future.

Transfer of Cash

All of our revenue is generated by Fujian Tianfeihong in the PRC, and often the payment of the monthly fee to Changshitong Consulting, 95% of the net income, is then assigned to Changshitong Consulting. PRC regulations restrict the ability of our PRC subsidiary, Changshitong Consulting, to make dividend and other payments to its offshore parent company.  PRC legal restrictions permit payments of dividends by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations.  Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amount of said fund reaches 50% of its registered capital. Allocations to this statutory reserve fund can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Chinese regulations also limit the ability of our parent company to transfer money into China, as needed to fund the operations of Fujian Tianfeihong.  If in the future, China Tianfeihong raises funds and wishes to utilize them in the operations of Fujian Tianfeihong, one of the following methods will have to be employed:

Table of Contents	28

1.	Acquisition. China Tianfeihong could transfer capital to Fujian Tianfeihong by causing its Hong Kong subsidiary, Changshi Tongrong Limited, to apply to MOFCOM for approval of an acquisition of Fujian Tianfeihong by Changshi Tongrong Limited. MOFCOM would approve such an acquisition only after a lengthy review process, and only if it determined that the price paid by Changshi Tongrong Limited for Fujian Tianfeihong represented a commercially fair price.

2.	Joint venture. If China Tianfeihong Wine, Inc. obtained capital that was less than the purchase price for Fujian Tianfeihong deemed acceptable by MOFCOM, Changshi Tongrong Limited could still inject the funds into Fujian Tianfeihong by complying with the provisions of the PRC Sino-Foreign Equity Joint Venture Law. To accomplish this capital transfer, we would be required to apply to the Chinese government for approval to convert Fujian Tianfeihong into an equity joint venture, in which Changshi Tongrong Limited would be its equity joint venture partner. If approved, Changshi Tongrong would then own a portion of the equity in Fujian Tianfeihong, and the VIE agreements between Fujian Tianfeihong and Changshitong Consulting would be modified accordingly to reduce the portion of net income payable by Fujian Tianfeihong to Changshitong Consulting.

We have no current plans for China Tianfeihong Wine, Inc. to fund Fujian Tianfeihong, and expect the VIE structure to remain in place for the foreseeable future.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate policies. In our preparation of the financial statements for three and six month periods ended February 28, 2015 and 2014, there was one determination made which was (a) subject to a high degree of uncertainty and (b) material to our results. This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Fujian Tianfeihong.

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

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement. To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated. We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system. Our bases for this conclusion are:

•	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.
•	The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Fujian Tianfeihong by Changshitong Consulting on terms that comply with Chinese law. A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.
•	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.
•	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

Table of Contents	29

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of February 28, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
•	Our accounting personnel lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

Table of Contents	30

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of February 28, 2015.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Table of Contents	31

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA TIANFEIHONG WINE, INC.

Date: April 20, 2015	By:	/s/ Zhiliang Fang
Zhiliang Fang, Chief Executive Officer

	By:	/s/ Lirong Zheng
Lirong Zheng, Chief Financial Officer, Chief Accounting Officer

Table of Contents	32